Form 10-Q
period 1993-12-31
NATIONAL STANDARD CO
filed 1994-02-11
CIK 70564

FORM 10-Q   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
                                   (MARK ONE)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended December 31, 1993
                                            or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______________ to ______________

  Commission file number 1-3940
                              National-Standard Company
                (Exact name of registrant as specified in its charter)

               Delaware                           38-1493458
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

      1618 Terminal Road, Niles, Michigan           49120
    (Address of principal executive offices)      (Zip Code)

                              (616) 683-8100
               (Registrant's telephone number, including area code)

                               Not applicable
             (Former name, former address and former fiscal year,
                       if changed since last report.)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      [X] Yes  [ ] No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                    [ ] Yes  [ ] No



      Form 551a.wp                      - 1 -















                             APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding at
            Title of Each Class                 February 1, 1994
       Common Stock, $ .01 par value              5,367,543













































      Form 551a.wp                      - 2 -















  Part I.  FINANCIAL INFORMATION

                       NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            ($000, Except Per Share Amounts)


                                               Three Months Ended
                                                   December 31

                                                 1993      1992

  Net Sales                                    $52,242   $50,941

  Cost of sales                                 46,985    45,057
                                               --------  -------
    Gross profit                                 5,257     5,884

  Selling and administrative expenses            8,934     4,825
                                               --------  -------
    Operating profit (loss)                     (3,677)    1,059

  Interest expense                                (899)   (1,046)

  Other income                                      91        95
                                               --------  -------
    Income (loss) before income taxes
      and effect of accounting change           (4,485)      108

  Income taxes                                      33        -

    Net income (loss) before effect
      of accounting change                      (4,518)      108

  Effect of accounting change                         -  (48,676)
                                               --------  --------

    Net loss                                   $(4,518) $(48,568)
                                               --------  --------

  Income (loss) per share before effect
    of accounting change                       $  (.84)  $   .02

  Loss per share                               $  (.84)  $(11.01)

  Dividends per share                          $  0.00   $  0.00

  Average shares outstanding                  5,361,907 4,412,149

  See accompanying notes to financial statements.



      Form 551a.wp                      - 3 -







                          NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                          ($000)
                                       December 31, 1993 September 30, 1993
  Assets                                  (Unaudited)
  Current assets:
  Cash                                             $ 1,016               $    339
     Receivables, net                               23,713                 24,842
     Inventories:
        Raw material                     $ 8,699              $  8,977
        Work-in-process                    9,749                13,896
        Finished goods                     1,668                 1,688
        Supplies                           1,665    21,781          58     24,619
     Prepaid expenses                                3,578                  3,477
     Other current assets                              761                    627
        Total current assets                       $50,849               $ 53,904

     Property, plant and equipment       $                                          148,152              $148,798
        Less accumulated depreciation    108,833    39,319     107,239     41,559
     Other assets                                    8,595                  8,513
                                                   $98,763               $103,976
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                              $29,539               $ 31,342
     Employee compensation and benefits              2,090                  2,073
     Accrued pension                                   388                    106
     Other accrued expenses                          9,623                  7,278
     Current accrued postretirement
       benefit cost                                  4,150                  4,150
     Notes payable to banks and current
        portion of long-term debt                   31,734                  8,994
        Total current liabilities                  $77,524               $ 53,943

  Other long-term liabilities                        5,424                  5,481
  Long-term debt                                        75                 24,100
  Accrued postretirement benefit cost               45,279                 45,279

  Stockholders equity:
     Common stock   $ .01 par value.  Authorized
     25,000,000 shares; issued 5,376,526 and
     5,368,026 shares, respectively     $ 27,000              $ 26,932
     Retained deficit                    (53,093)              (48,574)
                                        $(26,093)             $(21,642)

  Less:
    Foreign currency translation
      adjustments                          2,641                 2,425
    Note receivable ESOP common stock          -                    17
    Unamortized value of restricted stock    104                    42
    Treasury stock, at cost, 8,983 shares     67                    67
    Excess of additional pension liability
      over unrecognized prior service cost   634  (29,539)         634   (24,827)
                                                  $98,763               $103,976
  See accompanying notes to financial statements.







      Form 551a.wp                      - 4 -







                         NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ($000)
                                                    Three Months Ended
                                                        December 31
                                                        1993     1992

  Net cash provided by operating activities         $  2,771   $    641

  Investing Activities:
     Capital expenditures                              (893)      (660)
     Proceeds from sales of operations                     -      2,037
                                                   ---------   ---------
       Net cash provided by (used for)
         investing activities                          (893)      1,377
                                                   ---------   ---------
  Financing Activities:
     Decrease in debt                                (1,218)    (2,825)
     Other                                                17        276
                                                   ---------   ---------
        Net cash used for financing activities       (1,201)    (2,549)
                                                   ---------   ---------

  Net increase (decrease) in cash                        677      (531)

  Beginning cash                                         339      1,417
                                                   ---------   ---------

  Ending cash                                       $  1,016   $    886
                                                   ---------   ---------

  Supplemental Disclosures:
     Interest paid                                  $    901   $    953
                                                   ---------   ---------

     Income taxes paid                              $     28   $      -
                                                   ---------   ---------

  See accompanying notes to financial statements.




















      Form 551a.wp                      - 5 -








                         NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. In the opinion of management, all adjustments necessary for a fair statement of the financial statements for the interim periods included herein have been made. All such adjustments are of a normal recurring nature.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1993 National-Standard Company Form 10-K, Annual Report.

  2. The results of operations for the three-month period ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year.

  3. During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to the beginning of 1993. The results of operations for the three-month period ended December 31, 1992 have been restated to reflect the effect of the change in the accounting method.




































      Form 551a.wp                      - 6 -








                       NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Net sales for the three months ended December 31, 1993 increased 2.6% over the same period last year. Gross margin percentages were 10.1% for the current three-month period compared to 11.6% for the same period last year.

  The Company continues to experience an increase in demand for most of its domestic product lines, including a continued significant strengthening in the air bag and rechargeable battery materials business during the first quarter. Gross margins in the first quarter were adversely affected by the continuing work stoppage at the Columbiana, Alabama wire drawing facility. Additional costs incurred to meet customer commitments were in excess of $1.5 million in the quarter. Although the facility continues to operate with supervisory personnel and replacement workers, the Company recently announced that it anticipates the Columbiana facility will close by June 1994. The Company has taken a $4.9 million charge to earnings, as reflected in the first quarter of 1994 selling and administrative expenses, for costs associated with the potential close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities.

  International operations had income of $0.3 million in the current three-month period compared to a loss of $0.3 million for the same period last year. Operations in the United Kingdom continue to be scaled back to match current levels of market demand for the Company's products served from the United Kingdom, and results have begun to reflect this activity.

  Interest expense of $0.9 million in the current three-month period decreased by 14.1% from the same period last year, due to the combined effect of lower interest rates and the lower level of borrowing.

  The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom and is unable to recognize a tax benefit on losses, except to the extent it can offset tax expense on current income.

  LIQUIDITY AND CAPITAL RESOURCES

  Total bank borrowings decreased $1.3 million during the quarter. Of this decrease, $0.1 million was due to exchange rate fluctuations and $1.2 million resulted from scheduled payments funded by improved operations.

  During fiscal 1993 and 1992, the Company's lenders periodically suspended the effectiveness of certain covenants.

  The Company's lenders have amended and extended the Company's credit agreements until October 1, 1994. The amended agreements require maintenance of minimum net income levels through October 1, 1994, as well as compliance with certain other conditions, and provide for maximum borrowing levels based on a percentage of qualified accounts receivable and inventory.


  The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

      Form 551a.wp                      - 7 -






  Part II.   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.  None.

         (b) There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                                     SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL-STANDARD COMPANY
                                       Registrant



  Date February 4, 1994                          /s/ M. B. Savitske
                                      -------------------------------------
                                      M. B. Savitske
                                      President and Chief Executive Officer


  Date February 4, 1994                          /s/ W. D. Grafer
                                      -------------------------------------
                                                W. D. Grafer
                                                Vice President, Finance


  02\10\94\02422\011\1010QWJQ.002


























      Form 551a.wp                      - 8 -