Form 10-Q
period 1994-03-31
NATIONAL STANDARD CO
filed 1994-05-13
CIK 70564

               FORM 10-Q   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                      FORM 10-Q
                                     (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the  period ended March 31,  1994
                                         or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from _______________ to ________________

   Commission file number 1-3940

                              National-Standard Company
               (Exact name of registrant as specified in its charter)


                 Indiana                             38-1493458
     (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

   1618 Terminal Road, Niles, Michigan                 49120
(Address of principal executive offices)             (Zip Code)

                                   (616) 683-8100
                (Registrant's telephone number, including area code)

                                   Not applicable
                (Former name, former address and former fiscal year,
                           if changed since last report.)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to to such filing requirements for the past 90 days.
                                                  [X] Yes  [  ] No

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class          Shares Outstanding at April 28, 1994
      Common Stock, $ .01 par value                  5,365,638

   Part I.  FINANCIAL INFORMATION

                     National-Standard Company and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
                          ($000, Except Per Share Amounts)


                                         Three Months Ended   Six Months Ended
                                              March 31            March 31

                                              1994    1993      1994      1993
   Net Sales                              $ 58,051  $ 55,905  $110,293  $106,846

   Cost of sales                            51,918    48,384    98,903    93,441
     Gross profit                            6,133     7,521    11,390    13,405

   Selling and administrative expenses       4,702     5,681    13,636    10,506
     Operating income (loss)                 1,431     1,840    (2,246)    2,899

   Interest expense                           (902)   (1,054)   (1,801)   (2,100)

   Other income (expense), net                 113      (206)      204      (111)
     Income (loss) before income taxes
       and effect of accounting change         642       580    (3,843)      688

   Income taxes                                 31        17        64        17
     Net income (loss) before effect
       of accounting change                    611       563    (3,907)      671

   Effect of accounting change                   -         -         -   (48,676)

     Net loss                             $    611  $    563  $ (3,907) $(48,005)


   Income (loss) per share before effect
     of accounting change                     $  .11  $  .11     $ (.73)  $   .14

   Loss per share                             $  .11  $  .11     $ (.73)  $ (9.97)

   Dividends per share                        $ 0.00  $ 0.00     $ 0.00   $  0.00

   Average shares outstanding              5,367,064 5,223,642 5,364,455 4,813,437

   See accompanying notes to financial statements.

                     National-Standard Company and Subsidiaries
                             Consolidated Balance Sheets
                                       ($000)

                                                  March 31, 1994   September 30, 1993
   Assets                                       (Unaudited)
   Current assets:
   Cash                                             $  4,815           $    339
      Receivables, net                                23,349             24,842
      Inventories:
         Raw material                      $  9,426           $  8,977
         Work-in-process                     12,323             13,896
         Finished goods                       1,509              1,688
         Supplies                             1,512   24,770        58   24,619
      Prepaid expenses                                 3,899              3,477
      Other current assets                               733                627
         Total current assets                       $ 57,566           $ 53,904

      Property, plant and equipment        $148,894           $148,798
         Less accumulated depreciation      110,024   38,870   107,239   41,559
      Other assets                                     9,384              8,513
                                                    $105,820           $103,976
   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                              $ 31,751           $ 31,342
      Employee compensation and benefits               2,662              2,073
      Accrued pension                                    262                106
      Other accrued expenses                          10,195              7,278
      Current accrued postretirement benefit cost      4,150              4,150
      Notes payable to banks and current portion
         of long-term debt                            35,190              8,994
         Total current liabilities                  $ 84,210           $ 53,943

   Other long-term liabilities                         5,316              5,481
   Long-term debt                                         75             24,100
   Accrued postretirement benefit cost                45,279             45,279
   Stockholders equity:
      Common stock   $ .01 par value.  Authorized
      25,000,000 shares; issued 5,376,526 and
      5,368,026 shares, respectively       $ 27,000           $ 26,932
      Retained deficit                      (52,482)           (48,574)
                                           $(25,482)          $(21,642)

   Less: Foreign currency translation
         adjustments                          2,773              2,425
           Note receivable ESOP common stock      -                 17
       Unamortized value of restricted stock     92                 42
      Treasury stock, at cost, 10,388 shares     79                 67
 Excess of additional pension liability over
             unrecognized prior service cost    634  (29,060)      634  (24,827)
                                                    $105,820           $103,976
   See accompanying notes to financial statements.

                  National-Standard Company and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)
                                ($000)

                                                            Six Months Ended
                                                                March 31
   Net cash provided by operating activities               $ 4,356   $ 3,974

   Investing Activities:
      Capital expenditures                                  (2,147)   (1,397)
      Proceeds from sales of operations                          -     2,037
         Net cash provided by (used for)
          investing activities                              (2,147)      640

   Financing Activities:
      Increase (decrease) in debt                            2,262    (5,181)
      Other                                                      5       559
         Net cash used for financing activities              2,267    (4,622)

   Net increase (decrease) in cash                           4,476        (8)

   Beginning cash                                              339     1,417

   Ending cash                                             $ 4,815   $ 1,409


   Supplemental Disclosures:
      Interest paid                                        $ 1,070   $ 1,403

      Income taxes paid                                    $    55   $     -


   See accompanying notes to financial statements.

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

   2. The results of operations for the six-month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full
						 year.

   3. During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to the beginning of 1993. The results of operations for the six-month period ended March 31, 1993 have been restated to reflect the effect of the change in the accounting method.

                   National-Standard Company and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results of
                                     Operations

   Results of Operations

   Net sales for the three and six months ended March 31, 1994 increased 3.8% and 3.2%, respectively, over the same periods last year. Gross margin percentages were 10.6% and 10.3%, respectively, for the current three- and six-month periods compared to 13.5% and 12.5%, respectively, for the same periods last year.

   The Company continues to experience an increase in demand for most of its product lines. Continued strengthening in the air bag and rechargeable battery materials business resulted in six-month sales of these products increasing 50% over the comparable period last year. Wire sales and gross margins for the current three- and six-month periods continue to be adversely affected by the continuing work stoppage at the Columbiana, Alabama wire drawing facility. Additional costs incurred to meet customer commitments were in excess of $1.1 million and $2.6 million in the current three- and six-month periods, respectively. The Company announced during the first quarter that it anticipates the Columbiana facility will close by June 1994. The facility continues to operate with supervisory personnel and replacement workers. The Company has taken a $4.9 million charge to earnings, as reflected in the quarter of 1994 selling and administrative expenses, for costs associated with the potential close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities.

   International operations had a loss of $0.1 million in the current three-month period and income of $0.2 million in the current six-month period compared to losses of $0.1 million and $0.4 million for the same periods last year. Operations in the United Kingdom continue to be scaled back to match current levels of market demand for the Company's products served from the United Kingdom, and results have begun to reflect this activity.

   Interest expense of $0.9 million and $1.8 million, respectively, in the current three- and six-month periods decreased by 14.4% and 14.2%, respectively, from the same periods last year, due to the combined effect of lower interest rates and the lower level of borrowing.

   The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom and is unable to recognize a tax benefit on losses, except to the extent it can offset tax expense on current income.

   Liquidity and Capital Resources

   Total bank borrowings increased $2.2 million in the six-month period as the Company utilized its additional domestic term loan availability.

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

   Part II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  None.

         (b) There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                                     SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL-STANDARD COMPANY
                                      Registrant



   Date        May  9, 1994           /s/ M. B. Savitske

                                      M. B. Savitske
                                      President and Chief Executive Officer


   Date        May  9, 1994           /s/ W. D. Grafer

                                      W. D. Grafer
                                      Vice President, Finance