Form 10-Q
period 1994-06-30
NATIONAL STANDARD CO
filed 1994-08-08
CIK 70564

                FORM 10-Q   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                 (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      FORM 10-Q
                                      (Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended June 30, 1994
                                          or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to _______________

          Commission file number 1-3940

                              National-Standard Company
                (Exact name of registrant as specified in its charter)

                     Indiana                             38-1493458
        (State or other jurisdiction of          (Employer Identification No.)
         incorporation or organization)


             1618 Terminal Road, Niles, Michigan               49120
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of Each Class          Shares Outstanding at August 2, 1994
         Common Stock, $ .01 par value                5,365,690

          Part I.  FINANCIAL INFORMATION

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
                           ($000, Except Per Share Amounts)

                                        Three Months Ended   Nine Months Ended
                                              June 30             June 30

                                           1994     1993        1994    1993
  Net Sale                             $ 52,534 $ 52,160  $  162,827  $ 159,006

  Cost of sales                          46,520   46,301     145,423    139,742
    Gross pofit                           6,014    5,859      17,404     19,264

  Selling and administrative expenses     4,564    4,769      18,200     15,275
    Operating income (loss)               1,450    1,090        (796)     3,989

  Interest expense                         (982)    (935)     (2,783)    (3,035)

  Other income (expense), net               209       57         413        (54)
    Income (loss) before income taxes
      and effect of accounting change       677      212      (3,166)       900

  Income taxes                                4      (17)         68         -
    Net income (loss) before effect
      of accounting change                  673      229      (3,234)       900

  Effect of accounting change                -        -           -     (48,676)

    Net income (loss)                   $   673 $    229  $  (3,234) $  (47,776)

  Income (loss) per share before
    effect of accounting change         $  .13   $  .04    $    (.60) $     .18

  Income (loss) per share               $  .13   $  .04    $    (.60) $   (9.57)

  Dividends per share                   $ 0.00   $ 0.00    $ 0.00     $    0.00

  Average shares outstanding         5,365,673   5,351,661  5,364,864  4,992,845

          See accompanying notes to financial statements.

                                  - 3 -

                      National-Standard Company and Subsidiaries
                             Consolidated Balance Sheets
                                        ($000)

                                             June 30, 1994  September 30, 1993
 Assets                                       (Unaudited)
 Current assets:
    Cash                                         $    437          $       339
    Receivables, net                               22,893               24,842
    Inventories:
       Raw material                     $ 12,693          $ 8,977
       Work-in-process                    13,810           13,896
       Finished goods                      1,318            1,688
       Supplies                            1,511   29,332      58       24,619
    Prepaid expenses                                4,854                3,477
    Other current assets                              751                  627
       Total current assets                      $ 58,267            $  53,904

    Property, plant and equipment       $152,280         $148,798
       Less accumulated depreciation     111,595   40,685 107,239       41,559
    Other assets                                   11,361                8,513
                                                 $110,313            $ 103,976
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                             $ 29,871            $  31,342
    Employee compensation and benefits              2,650                2,073
    Accrued pension                                   266                  106
    Other accrued expenses                         10,493                7,278
    Current accrued postretirement benefit cost     4,150                4,150
    Notes payable to banks and current portion
       of long-term debt                            6,976                8,994
       Total current liabilities                 $ 54,406            $  53,943

 Other long-term liabilities                        5,222                5,481
 Long-term debt                                    33,141               24,100
 Accrued postretirement benefit cost               45,279               45,279

 Stockholders equity:
    Common stock   $ .01 par value.  Authorized
    25,000,000 shares; issued 5,376,526 and
    5,368,026 shares, respectively      $ 27,384         $ 26,932
    Retained deficit                     (51,809)          48,574)
                                        $(24,425)        $(21,642)

 Less:Foreign currency translation
      adjustments                          2,514            2,425
      Note receivable ESOP common stock        -               17
      Unamortized value of restricted stock   80               42
      Treasury stock, at cost, 10,836 and
        10,388 shares, respectively           82               67
      Excess of additional pension liability
        over unrecognized prior service cost 634  (27,735)    634      (24,827)
                                                 $110,313           $  103,976
 See accompanying notes to financial statements.

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
                                        ($000)

                                                             Nine Months Ended
                                                                  June 30
                                                             1994        1993
 Net cash provided by (used for) operating
   activities                                            $ (1,744)     $ 6,759

 Investing Activities:
    Capital expenditures                                   (5,034)      (2,566)
    Proceeds from sales of operations                           -        2,037
         Net cash used for investing activities            (5,034)        (529)

 Financing Activities:
    Proceeds from long-term financing arrangement          34,501           -
    Debt repayments, net                                  (27,627)      (7,216)
    Other                                                       2          851
        Net cash provided by (used for) financing
        activities                                          6,876       (6,365)

 Net increase (decrease) in cash                               98         (135)

 Beginning cash                                               339        1,417

 Ending cash                                             $    437      $ 1,282


 Supplemental Disclosures:
    Interest paid                                        $  3,196      $ 3,115

    Income taxes paid                                    $    56       $    -

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

          2. The results of operations for the nine-month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

          3. During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to the beginning of 1993. The results of operations for the nine-month period ended June 30, 1993 have been restated to reflect the effect of the change in the accounting method.

                      National-Standard Company and Subsidiaries
           Management's Discussion and Analysis of Financial Condition and
                                Results of Operations


          Results of Operations

          Net sales for the three and nine months ended June 30, 1994 increased .7% and 2.4%, respectively, over the same periods last year. Gross margin percentages were 11.4% and 10.7%, respectively, for the current three- and nine-month periods compared to 11.2% and 12.1%, respectively, for the same periods last year. The gross margin decrease for the current nine-month period is a result of costs associated with the work stoppage noted below.

          The Company continues to experience an increase in demand for most of its product lines. Continued strengthening in the air bag and rechargeable battery materials business resulted in nine-month sales of these products increasing more than 50% over the comparable period last year. Wire sales and gross margins for the current three- and nine-month periods continued to be adversely affected by the work stoppage at the Columbiana, Alabama wire drawing facility. Additional costs incurred to meet customer commitments were in excess of $1.0 million and $3.6 million in the current three- and nine-month periods, respectively. The Company announced during the first quarter that it anticipated the Columbiana facility closing by June 1994. The facility was closed according to schedule. The Company has taken a $4.9 million charge to earnings, as reflected in the first quarter of 1994 selling and administrative expenses, for costs associated with the close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities.

          International operations had a loss of $0.2 million in the current three-month period and was break-even in the current nine-month period compared to income of $0.4 million and break-even for the same periods last year. Operations in the United Kingdom continue to be scaled back to match current levels of market demand for the Company's products served from the United Kingdom.

          Interest expense of $1.0 million and $2.8 million, respectively, in the current three- and nine-month periods increased by 5.0% and decreased by 8.3%, respectively, from the same periods last year. The changes are due to the combined effect of lower interest rates and the lower level of borrowing throughout most of the nine-month period prior to the increased borrowing level resulting from the third-quarter refinancing discussed under Liquidity and Capital Resources.

          The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom and is unable to recognize a tax benefit on losses, except to the extent it can offset tax expense on current income.

          Liquidity and Capital Resources

          During the quarter, the Company announced a new long-term financing arrangement replacing its then current group of North American lenders.

          The new two-year agreement will provide for up to $45.0 million in revolving credit facilities, term loans, and a line of credit for future capital expenditures. The loans mature in October 1996 and are fully secured by the Company's assets.

          Total borrowings for the three and nine months ended June 30, 1994 increased $4.9 million and $6.9 million, respectively, over the same periods last year. The increase is due to utilization of the new financing to reduce accounts payable, fund additional working capital needs, fund relocation and rationalization of production capacity and to make necessary capital expenditures.

          The Company believes adequate funding is in place to fund future growth and meet the growing demand for our products.

          The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

          Part II.  OTHER INFORMATION

                 Item 6. Exhibits and Reports on Form 8-K

                 (a)     Exhibits.

                         (10) Material Contracts - Exhibit (10) includes the Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of May 24, 1994.

                 (b) There were no reports on Form 8-K filed for the three months ended June 30, 1994.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL-STANDARD COMPANY

                                             Registrant



          Date        August 5, 1994         /s/ M. B. Savitske
                                             M. B. Savitske
                                             President and Chief Executive
                                             Officer


          Date       August 5, 1994          /s/ W. D. Grafer
                                             W. D. Grafer
                                             Vice President, Finance