Form 10-K/A
period 1993-09-30
NATIONAL STANDARD CO
filed 1994-09-21
CIK 70564

                   UNITED STATES SECURITIES and EXCHANGE COMMISSION
                                 Washington, DC 20549
                                   Form 10-K / A-1

     (Mark One)
     [X] ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  September 30, 1993
                                          OR
     [ ] TRANSITION REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________  to ________________

     Commission file number:  1-3940
                              NATIONAL-STANDARD COMPANY
                (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                            38-1493458
         (State or Other Jurisdiction of       (IRS Employer Identification No.)
          Incorporation or Organization)

          1618 Terminal Road, Niles, Michigan                  49120
        (Address of Principal Executive Offices)            (Zip Code)

     Registrant's telephone number, including area code:   (616) 683-8100

     Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class         Name of Each Exchange on Which Registered
      Common stock, $.01 par value          New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:    NONE
                                                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes  X   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates of the registrant on November 19, 1993, based on the closing price of the shares on the New York Stock Exchange and assuming that 58 percent of the shares were held by non-affiliates, was approximately $25,254,000.

     As of November 19, 1993, 5,359,043 shares of common stock, par value of $ .01, were outstanding.

                               DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the annual Proxy Statement relating to the Annual Meeting of Stockholders scheduled for January 27, 1994 are incorporated by reference into Part III of this report.

                                        PART I
     ITEM 1. Business

     National-Standard Company, a Delaware corporation, and its subsidiaries (the "Company") have generally operated for more than the past five years in two business segments: (i) wire and related products and (ii) machinery and other products. As a result of divestitures prior to 1992, the Company currently operates in only the wire and related products segment. The financial information by industry segments for the three years ended Sep-tember 30, 1993 is included in Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference).

     In Fiscal Year 1993, there were no material changes to the Company's busi-ness. During the past three years, the Company disposed of various business units and product lines as described in the following report.

     Wire and Related Products Segment

     The Company produces tire bead wire, welding wire, wire cloth, hose rein-forcing wire, stainless steel spring and specialty wire, plated wire, and nonwoven metal fiber materials. These products are generally sold directly to other manufacturers by Company salesmen. In addition, certain classes of wire are sold through various types of distributors.

     The Company also produces filters for automotive air bag inflators, which are sold by Company salesmen to automotive air bag manufacturers.

     In 1993, the Company sold the Telford Wire Division, Telford, England and the Taydor Engineers business unit in Stourport, England. Proceeds of $1,344,000 were used to reduce its United Kingdom borrowings.

     In 1991, the Company sold the specialty wire product lines, including the facility in Mount Joy, Pennsylvania and the product line in Los Angeles, California. Proceeds of approximately $5,400,000 were used to reduce debt.

     Wire and related products are supplied to major markets consisting of tire, air bag filtration, spring, automotive component, electric component, hydraulic hose, telecommunications, and fabricated metal products.

     During 1990, the Company entered into a joint venture with Toyota Tsusho America, Inc., and a group of Japanese wire weavers. The venture was estab-lished to ensure that the Company would have sufficient quantities of competitively priced woven wire cloth to maintain its position as a major supplier of filtration materials and filters for the automotive air bag market. During 1991, the venture was self-funding, requiring no cash contributions from the Company. During 1992, the Company contributed cash of $120,000 and equipment valued at $180,000 to the venture. No additional investments were made in the venture during 1993. The venture will require limited capital expenditures in the next fiscal year. Future requirements will be dependent on market conditions.

     The Company's wire products are generally highly competitive with a number of other producers located both in the U.S. and in foreign countries. In some cases, the Company's customers are also manufacturing products for their own use similar to those produced by the Company. The Company re-mains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, and Amercord, Inc. are the Company s major bead wire competitors. The Company is the major supplier of air bag filtration materials in the U.S. While there are a limited number of manufacturers in the Company's line of filtration materials, the Company regards the field as highly competitive. Competitive factors for all the Company s products are generally considered to be price, service and product quality.

     During 1993, the Company added air bag filter wire cloth weaving capacity at new leased facilities in Knoxville, Tennessee and Clearfield, Utah. In addition, certain air bag filtration products and manufacturing processes were relocated from the Corbin, Kentucky facility to the new facilities.

     Although wire and related products are generally basic materials or fabri-cated products which do not require assembly, production time is relatively short and backlog is not significant; there was a backlog of approximately $14,900,000 and $11,500,000 at September 30, 1993 and 1992, respectively.

     Machinery and Other Products Segment

     Prior to 1992, the Company produced machinery for tire and hose manufactur-ing. These products were sold by Company salesmen to the automotive tire and hose manufacturing market. All current operations are considered part of the Wire and Related Products Segment.

     In 1991, the Company sold the tire drum and mold business in Hunfeld, Germany and the machinery business located in Rome, New York. Proceeds of approximately $6,100,000 were used to reduce debt.

     During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. During the past five years, the Company has undertaken to obtain New Jersey approval to transfer title for the property. Due to the environmental regulations in the State of New Jersey, title to real estate cannot be passed without the Department of Environmental Protection s written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property, which have been primarily environmental, were $282,000, $380,000, $3,027,000, $712,000, and $3,028,000 in 1993, 1992, 1991, 1990, and 1989, respectively.
     These cash outlays, up to the estimated realizable value of the property, have been reported as other assets with the balance charged to operations. In 1993, 1992, 1991 and 1990, the Company expensed $0, $333,000, $3,898,000 and $2,933,000, respectively, associated with the project. The Company expects to spend $300,000 in 1994 on the project. Future cash outlays of approximately $2,400,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

     Environmental

     In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company spent approximately $1,471,000 during the 1993 fiscal year, and $2,524,000 during the 1992 fiscal year on pollution control equipment and related operational environmental projects and procedures at the Company's seven U.S. plants. The largest annual cash outlays during 1993 and 1992 were $607,000 and $597,000, respectively, at the Columbiana facility, primarily for regular environmental operational procedures. During 1992, a total of $596,000 was spent for waste water treatment modifications and decommissioning of idle equipment at the Corbin, Kentucky and Stillwater, Oklahoma facilities. Compliance with federal, state, and local environmental regulations which have been enacted or adopted are estimated to require capital and operational cash outlays of approximately $2,804,000 during 1994. In 1993, additional environmental expense provisions totaling $3,600,000 were recorded to (1) decomission hose wire plating equipment and dispose of hazardous materials normally used in the plating process, (2) provide for soil remediation at an unused fill site, and (3) provide for the closure of waste water surface impoundments which are no longer in use. The Company does not expect existing regulations will have any material effect on its net earnings or competitive position.

     The  Company has previously been designated a potentially responsible party
     (PRP) by the Environmental Protection Agency (EPA) for four actual or potential superfund sites, all of which have in excess of twenty other PRP's. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement at the fourth site and has previously accrued $300,000 for its share of estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

     General

     The Company's major raw material steel is purchased in several forms from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1994 fiscal year. The Company also purchases a variety of component parts to use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

     The Company owns or is licensed under a number of patents covering various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents and it believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include some of the major rubber companies, i.e., the Cooper Tire and Rubber Co., the Dunlop Tire and Rubber Corporation (owned by Sumitomo), the Firestone Tire and Rubber Company (owned by Bridgestone), Gates Rubber Company, General Tire (owned by Continental), the Goodyear Tire and Rubber Company, the Uniroyal-Goodrich Company (owned by Michelin), and the major producers of automotive air bag restraint systems, i.e., Morton International and TRW. The Goodyear Tire and Rubber Company accounted for approximately 20%, and the ten largest customers, in the aggregate, accounted for approximately 57% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

     During the 1993 fiscal year, the Company spent approximately $982,000 on research and development of new products and process alternatives compared to $994,000 and $982,000 for the years ended September 30, 1992 and 1991, respectively. These cash outlays are for Company sponsored activities.

     Only two products, high carbon steel wire and low carbon steel wire, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 51% and 20% of total sales in 1993; 51% and 21% of total sales in 1992; and 57% and 18% of total sales in 1991.

     During 1993, the Company experienced work stoppages by the United Steelworkers of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant has been on strike since June 1, 1993. The plant operated during the remainder of 1993 and is now operating with replacement workers and personnel from other Company facilities. The Company continued to supply product during the work stoppages. Additional costs including security services, additional wages, and air freight were approximately $4,500,000 for the three work stoppages. In addition, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America and wrote down the value of its hose wire plating equipment by $909,000.

     At September 30, 1993, the Company employed 1,248 persons in its operations throughout the world.

     During 1993, the Company elected early adoption of The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions." The one-time transition obligation recognized at the time of adoption was $48,676,000. As a result of this accounting change, the Company has a negative net worth of $24,827,000.

     International Operations

     The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with generally the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1993 is included in Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

     Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of stockholders' equity, "Cumulative Translation Adjustment." During 1993, the Cumulative Translation Adjustment account increased by approximately $2,000,000 due to the strengthening of the U.S. dollar against the British pound and the Canadian dollar. The change in exchange rates does not have a materially adverse effect on the cash flow of the international operations.

     In October 1992, the Company sold its interest in its foreign affiliate in India, receiving $693,000 in net proceeds, which was used to reduce debt. A loss of $1,041,000 net of the 1992 equity in earnings of $165,000 was recorded at September 30, 1992 in anticipation of this transaction. The Company's equity in earnings of the Indian affiliate for fiscal year 1991 was $275,000. The Company's accounts reflect its share of these results at the close of the fiscal year of this affiliate as other income.

     ITEM 2. Properties

     The Company conducts its domestic operations from facilities having an aggregate floor space of approximately 1,378,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Columbiana, Alabama (202,000 square feet); Mishawaka, Indiana (78,000 square feet); Knoxville, Tennessee (50,000 square feet); and Clearfield, Utah (53,000 square feet). The Knoxville and Clearfield facilities were leased in 1993 for five-year terms with renewal options.

     The Company also operates from principal facilities in England (260,000 square feet) and Canada (107,000 square feet).

     The majority of the Company's plants are of modern construction and the remaining older plants are well maintained and considered adequate for their current use. Manufacturing of wire and wire related products is conducted at all Company facilities. The Company's plants generally are operated on a multishift basis and, while particular plants may be operating at capacity levels, overall the Company's facilities are adequate to provide for a significant increase in unit volume due to the Company's ability to redistribute production of similar products between Company facilities with minimal cost or inconvenience.

                                       PART II.


     ITEM 6. Selected  Financial  Data    (In thousands,  except  per  share and
     employee data)

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Specifically, discussions regarding accounting changes, divestitures, and other related information that affects the comparability of this data can be found in Items 7, 8, and 14 herein.

                               1993      1992      1991      1990     1989
 For the Year:
 Net sales                 $208,254   $215,133   $232,695  $271,726  $302,673
 Operating profit (loss)   $ (1,055)  $     44   $(15,783) $(11,256) $(11,085)
 Net earnings (loss) before effect
  of accounting change     $ (4,701)  $(5,885)   $(22,885  $(19,871) $(12,443)
 Net earnings (loss)       $(53,377)  $(5,885)   $(22,885) $(19,871) $(12,443)

 At Year-End:
 Stockholders' equity      $(24,827)  $25,320    $ 29,237  $ 51,660  $ 66,471
 Net current assets        $    (39)  $ 1,483    $ 4,740   $ 24,406  $ 33,967
 Total assets              $103,976   $113,939   $119,009  $161,323  $179,156
 Long-term debt            $ 24,100   $ 29,346   $ 37,338  $ 47,909  $ 45,958
 Ratio of current assets to
  current liabilities        1.0:1.0   1.0:1.0   1.1:1.0   1.4:1.0   1.6:1.0
 Common shares outstanding     5,359     4,502     4,479     4,482     4,487
 Average common shares outstanding used
  in per share calculations    5,085     4,379     4,276     4,190     4,102
 Number of employees           1,248     1,460     1,473     2,079     2,544

 Per Common Share:
 Earnings (loss) before effect
  of accounting change     $(  .92)  $ (1.34)    $ (5.36)  $ (4.74)  $ (3.03)
 Net earnings (loss)       $(10.50)  $ (1.34)    $ (5.36)  $ (4.74)  $ (3.03)
 Dividends declared        $   .00   $   .00     $   .00   $   .00   $   .00


   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Dollars in thousands except share data)

   Results of Operations

   Net sales for the year of $208,254 were 3.2% below 1992 and 10.5% below 1991 due to business units sold during 1992 and 1991. During 1993, the Company experienced increased demand for its air bag materials and weld wire product lines. 1993 sales in those product lines increased 51% and 11%, respectively, over 1992. Sales of hose wire decreased 22% due to the work stoppage in Columbiana, Alabama and subsequent discontinuation of hose wire plating in North America. During 1992, sales for remaining operations increased 6% due to increased sales of air bag filtration materials and welding wire. Growth in both products is expected to continue for at least the next several years.

     Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration and rechargeable battery materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $24,888 and the air bag filtration and rechargeable battery materials sales have increased 75%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:

                            1993      1992      1991       1990       1989
 Net Sales
   Remaining operations  $207,327  $207,209  $193,725   $204,521  $2 10,930
   Divested operations       927      7,924    38,970     67,205     91,743
   Total                 $208,254  $215,133  $232,695   $271,726  $ 302,673
 Gross Profit
   Remaining operations  $ 24,096  $ 25,107  $ 18,168   $ 18,658  $  21,005
   Divested operations        (91)      345     4,626      9,772     11,781
   Total                 $ 24,005  $ 25,452  $ 22,794   $ 28,430  $  32,786
 Gross Profit %
   Remaining operations    11.6 %    12.1%        9.4%       9.1%      10.0%
   Divested operations     (9.8)%     4.4%       11.9%      14.5%      12.8%
   Total                   11.5 %    11.8%        9.8%      10.5%      10.8%

     Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and costs also affect the gross margins. Although it would appear that prior to 1992 the divested businesses were more profitable than the remaining operations, these businesses increas-ingly required substantially higher selling and administrative expense and significant levels of working capital that, even considering the higher gross margins, resulted in lower net returns. The margin effect of divesting these businesses is shown in the table above. The effect of the increased selling and administrative costs of the divested businesses is reflected in the divested operations line in the table on page 10.

     During 1993, the Company experienced work stoppages by the United Steelworkers of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant has been on strike since June 1, 1993. The plant operated during the remainder of 1993 and is now operating with replacement workers and personnel from other Company facilities. The Company continued to supply product during the work stop-pages. Additional costs including security services, additional wages, and air freight were approximately $4,500 for the three work stoppages. In addition, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America and wrote down the value of its hose wire plating equipment by $909.

     During 1992, margins improved based upon the higher sales of the Company's core wire products and its air bag filtration materials business. In 1991, margins declined due to lower levels of wire sales, partially offset by better utilization within the Fibrex product line.

     The political changes that occurred in the Eastern Bloc countries had a negative effect on business activity, and a general slowdown in the Company's Western European markets caused a 9% decline in volume of major product lines. This decline caused capacity in international operations to be under-utilized in 1992 and 1991. During 1993, sales to other worldwide markets from international operations increased 8%, resulting in better capacity utilization and improved operating results noted in Note 13 of Notes to Consolidated Financial Statements in Item 8.

     In recent years, the Company has not been able to raise prices in line with inflation and rising raw material costs due to the effects of worldwide overcapacity in the Company's major product lines. Since 1988, inflation as measured by the Consumer Price Index has risen 21% while average selling prices have risen only 10%. Had selling prices increased 21%, sales in 1993 would have been approximately $231,000.

     In 1993,  the Company sold  the Telford Wire Division  and Taydor Engineers
     business units  in England.   Proceeds  of $1,344 were  used to  reduce its
     United Kingdom borrowings.

     In 1991, the Company sold the Rome, New York; Hunfeld, Germany; and Mount Joy, Pennsylvania facilities, the Jewel Wire product line and the specialty product lines serviced from its Los Angeles, California warehouse. Proceeds of $11,500 from the 1991 sales were used to reduce debt. In 1990, the Company sold the COPPERPLY(R) and ARCHON II(R) product lines; the Strandflex product line and facility in Oriskany, New York; the Uitenhage, South Africa and Perth, Scotland facilities; and the Medical Products business unit in Gainesville, Florida. Proceeds of $9,900 from the 1990 sales were used for capital expenditures in the remaining businesses.

     In 1991, the Company consumed LIFO inventory quantities carried at lower costs prevailing in earlier years as compared with the cost of 1991 purchases, the effect of which reduced the loss by approximately $1,555.

     In 1993, additional environmental expense provisions totaling $3,600 were recorded to: (1) decommission hose wire plating equipment and dispose of hazardous materials normally used in the plating process, (2) provide for soil remediation at an unused fill site, and (3) provide for the closure of waste water surface impoundments which are no longer in use.

     During 1993 and 1992, the Company provided $4,651 and $2,828, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. Included in the figure for 1992 was $333 related to the Athenia Steel property in Clifton, New Jersey. The majority of these provisions were made in the Company's fourth quarter of each year as a result of an expansion of clean-up operations and changes in estimated costs to complete. In addition to the amounts charged to earnings, $142 and $669 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1993 and 1992 were $1,753 and $2,904, respectively, of which $282 and $380 were spent on the Clifton, New Jersey property.

     The Company has previously been designated a potentially responsible  party
     (PRP) by the Environmental Protection Agency (EPA) for four actual or potential superfund sites, all of which have in excess of twenty other PRP's. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement at the fourth site and has previously accrued $300,000 for its share of estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

     The Company has reviewed its current projects which are expected to be completed in 1994 and all environmental regulations and acts to ensure continuing compliance. In 1994, the Company expects to spend $300 on the Clifton, New Jersey project. Future cash outlays of approximately $2,400 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $2,804 on environmentally related capital and operational projects, of which $1,464 will be charged against 1994 earnings.

     In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

     In 1993, 1992  and 1991, $1,165, $2,677, and $12,777, respectively, the net cost of restructuring the Company in those years, including net loss on sale of fixed assets and product lines of $196, $1,451, and $6,164, respectively; the write-off of nonproductive facilities and obsolete inventory of $909, $681, and $5,720, respectively; severance costs of the salaried and hourly workforce; and provision for transferring manufacturing of certain product lines between plants, is included in selling and administrative costs. The Company will incur no further cash outflows related to the restructuring.

     The following summary shows the changing level of selling and administrative expense and identifies selling and administrative expense directly attributable to divested operations and amounts attributable to restructuring activities.

                             1993      1992       1991       1990      1989
  Selling and Administrative
  Expense:
  Remaining operations    $23,774   $21,970    $ 20,813   $ 26,395    $27,340
  Divested operations         121       761       4,987      7,732      8,843
  Restructuring costs       1,165     2,677      12,777      5,559      7,688
  Total                   $25,060   $25,408    $ 38,577   $ 39,686    $43,871

  As a Percent of Sales
  Remaining operations      11.5%     10.6%       10.7%      12.7%      12.7%
  Divested operations       13.1%      9.0%       13.6%      12.2%      10.0%
  Total                     12.0%     11.8%       16.6%      14.6%      14.5%


     The net effect of all the above elements is seen in the Company's operating profit (loss).

                             1993       1992      1991       1990      1989
  Operating Profit (Loss)
    Remaining operations  $   322    $ 2,739   $(2,968)   $(7,204)  $ (5,652)
    Divested operations      (212)       (18)      (38)     1,507      2,255
    Restructuring costs    (1,165)    (2,677)  (12,777)    (5,559)    (7,688)
    Total                 $(1,055)   $    44  $(15,783)  $(11,256)  $(11,085)


     Operating profit by Industry Segment and Geographic Area is presented in
     Note 13 of  Notes to Consolidated Financial Statements in Item 8.

     Interest expense, including capitalized interest, continued to decrease in 1993 due to the effects of lower average borrowings and lower interest rates as shown below.

                           1993       1992       1991       1990      1989

 Interest expense       $ 3,742    $ 4,990    $  6,653   $  6,366    $ 5,854
 Capitalized interest   $   100    $    50    $    166   $    700    $   450
 Average borrowings     $37,240    $45,743    $ 56,760   $ 58,293    $55,867

 Average interest rate    10.3%      11.0%       12.0%      12.1%      11.3%

     Other expense in 1992 consists primarily of the $1,041 charge to earnings associated with the sale of the Company's interest in its Indian affiliate. This charge represents the cumulative decline in the value of the Company's investment in this operation due to the effects of foreign exchange rates, and $599 of the 1992 loss was previously reported as an adjustment to stockholders' equity.

     In 1993 and 1992, income taxes as a percentage of pre-tax loss vary from the domestic statutory rate primarily due to the Company's inability to to record a tax benefit on losses, and the 1992 difference in book and tax loss on sale of the Company's Indian affiliate.

     The operating loss tax benefits of $18,496 and $1,332 in 1993 and 1992, respectively, can be used to reduce future income tax expense.

     Financial Condition

     The Company experienced net losses of $53,377, $5,885, and $22,885 in 1993, 1992, and 1991 primarily due to changes in accounting, restructuring charges, and environmental provisions. Working capital decreased $1,522 and $3,257 in 1993 and 1992, respectively, due to the net losses and increased reserves associated with restructuring activities and environmental projects, as well as the reclassification of certain debt to current. Net cash from operations was $9,070, $6,057, and $2,762, respectively, due primarily to the $10,046 increase in Accounts Payable and the $7,920 reduction in Receivables. Of the 1993, 1992, and 1991 cash flow from operations of $17,889, $10,826 was invested in property, plant, and equipment, and $7,063 was used for debt reduction. During 1993, the Company continued its plan to exit non-profitable and non-strategic product lines and subsidiaries. In accordance with this plan, certain facilities and product lines were sold in 1993, 1992, and 1991, and the proceeds of $13,512 were used for additional debt reduction. During 1993, the Company sold the Telford Wire Division, using the proceeds to reduce debt. In October 1992, the Company sold its interest in the Indian affiliate and the Taydor Engineers business unit, using the proceeds to reduce debt. During 1993, 1992, and 1991, the Company reduced its debt by $24,888. During 1993, 1992 and 1991, the Company invested $10,826 in property, plant and equipment. Approximately one-third of this amount relates to the Company's commitment to automotive air bag inflator filters and filter media and fiber material for rechargeable battery electrodes. The Company expects to make investments for inflator filters and filter media in 1994 based upon increased demand for air bag inflators in 1995 model year automobiles. The Company's total capital expenditures for 1994 are expected to be $3,900, primarily for projects to add filtration material capacity and improve quality and operating efficiencies. All debt financing sources available to the Company are fully utilized. While divestiture activities and debt reductions have affected the Company's cash flow in recent years, it expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. With the completion of the restructuring activities, the Company is confident that adequate long- and short-term financing will be available.


                                      1993     1992     1991     1990    1989

  Current ratio                     1.0:1.0  1.0:1.0  1.1:1.0   1.4:1.0  1.6:1.0
  Total debt to total capital, excluding
   SFAS No. 106 adjustment            57.4%    62.9%    61.3%     54.8%    47.6%
  Long-term debt to total capital
   excluding SFAS No. 106 adjustment  41.8%    43.0%    49.5%     41.9%    36.2%

     Due to the operating results, including restructuring charges and environmental provisions, the Company was not in compliance with net income financial covenants with its lenders. As these special situations arose during 1993 and 1992, the Company's lenders periodically suspended the effectiveness of the covenants. The Company's lenders have amended and extended the Company's credit agreements until October 1, 1994. The amended agreements require maintenance of minimum net income levels through October 1, 1994, as well as compliance with certain other conditions and provide for maximum borrowing levels based on a percentage of qualified accounts receivable and inventory. The Company anticipates compliance with the covenants in the future.

     The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

                                      SIGNATURES


     Pursuant  to the  requirements of  Section 13  or 15(d)  of the  Securities
     Exchange Act of 1934, National-Standard Company has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL-STANDARD COMPANY

                                        /s/  M. B. Savitske

                                      Michael B. Savitske
                                      President and Chief Executive Officer,
                                        Director

                                       /s/  W. D. Grafer

                                      William D. Grafer
                                      Vice President, Finance
                                      (Principal Financial and Accounting
                                         Officer)

     Dated:  September 21, 1994