Form 10-K
period 1994-09-30
NATIONAL STANDARD CO
filed 1994-12-14
CIK 70564

                   UNITED STATES SECURITIES and EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      Form 10-K
     (Mark One)
     [X] ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1994
                                          OR
     [ ] TRANSITION REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________________ to _______________
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
     Securities registered pursuant to Section 12(b) of the Act:
                Title of Each Class   Name of Each Exchange on Which Registered
           Common stock, $.01 par value        New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:      NONE
                                         (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes  X   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates of the registrant on November 23, 1994, based on the closing price of the shares on the New York Stock Exchange and assuming that 60 percent of the shares were held by non-affiliates, was approximately $31,786,000.

     As of November 23, 1994, 5,364,713 shares of common stock, par value of $ .01, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 26, 1995 are incorporated by reference into Part III of this report.

                                        PART I
     ITEM 1. Business

     National-Standard Company, an Indiana corporation, and its subsidiaries (the "Company") have generally operated prior to 1992 in two business segments: (i) wire and related products and (ii) machinery and other products. As a result of divestitures prior to 1992, the Company currently operates in only the wire and related products segment.

     In Fiscal Year 1994, there were no material changes to the Company's business. During the past three years, the Company disposed of various business units and product lines as described in the following report.

     Wire and Related Products Segment

     The Company produces tire bead wire, welding wire, wire cloth, hose reinforcing wire, stainless steel spring and specialty wire, plated wire, and nonwoven metal fiber materials. These products are generally sold directly to other manufacturers by Company salesmen. In addition, certain classes of wire are sold through various types of distributors.

     The Company also produces filters for automotive air bag inflators, which are sold by Company salesmen to automotive air bag manufacturers.

     During 1994, the Company discontinued the manufacture of hose wire in North America and closed its Columbiana, Alabama facility. The North American hose wire market will be served from existing capacity available in the Company's Kidderminster, England facility. Sufficient bead wire manufacturing capacity to serve the Company's North American market has been relocated to the Company's other North American wire facilities. The Company provided $4,870,000 during the first quarter of 1994 for relocation of equipment, plant environmental stabilization, and employee severance. Approximately $2,700,000 of cash outlays related to the plant closure were made during 1994. Cash outlays during 1995 related to the closure are expected to be $700,000, primarily for plant environmental stabilization.

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

     During 1990, the Company entered into a joint venture with Toyota Tsusho America, Inc., and a group of Japanese wire weavers. The venture was established to ensure that the Company would have sufficient quantities of competitively priced woven wire cloth to maintain its position as a major supplier of filtration materials and filters for the automotive air bag market. During 1991, the venture was self-funding, requiring no cash contributions from the Company. During 1992, the Company contributed cash of $120,000 and equipment valued at $180,000 to the venture. No additional investments were made in the venture during 1993. During 1994, the Company announced that the joint venture would be expanded in 1995 to a second manufacturing site for the production of wire cloth for air bag inflator filters. This expansion is expected to be funded from the venture's operating cash flow and from external financing available to the venture. Future requirements will be dependent on market conditions.

     The Company's wire products are generally highly competitive, with a number of other producers located both in the U.S. and in foreign countries. In some cases, the Company's customers are also manufacturing products for their own use similar to those produced by the Company. The Company remains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, and Amercord, Inc. are the Company s major bead wire competitors. The Company is the major supplier of air bag filtration materials in the U.S. While there are a limited number of manufacturers in the Company's line of filtration materials, the Company regards the field as highly competitive. Competitive factors for all of the Company s products are generally considered to be price, service and product quality.

     During 1994, the Company announced that additional air bag filter manufacturing capacity would be installed at a new leased facility in Mesa, Arizona early in 1995. The Company expects to spend approximately $800,000 for the additional capacity. This will be funded through available capital expenditure lines of credit.

     During 1993, the Company added air bag filter wire cloth weaving capacity at new leased facilities in Knoxville, Tennessee and Clearfield, Utah. In addition, certain air bag filtration products and manufacturing processes were relocated from the Corbin, Kentucky facility to the new facilities.

     Although wire and related products are generally basic materials or fabricated products which do not require assembly, production time is relatively short and backlog is not significant. There was a backlog of approximately $27,750,000 and $14,900,000 at September 30, 1994 and 1993,
     respectively.

     During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. Prior to 1992, the facility was included in the "machinery and other products" segment. During the past six years, the Company has undertaken to obtain New Jersey approval to transfer title for the property. Due to the environmental regulations in the State of New Jersey, title to real estate cannot be passed without the Department of Environmental Protection s written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property, which have been primarily environmental, were $285,000, $282,000, $380,000, $3,027,000, $712,000, and $3,028,000 in 1994, 1993, 1992, 1991, 1990, and
     1989, respectively. These cash outlays, up to the estimated realizable value of the property, have been reported as other assets, with the balance charged to operations. In 1994, 1993, 1992, 1991 and 1990, the Company expensed $2,030,000, $0, $333,000, $3,898,000 and $2,933,000, respectively, associated with the project, primarily to adjust the property value to current market and to recognize the current estimated cost of soil remediation. The Company expects to spend $290,000 in 1995 on the project. Future cash outlays of approximately $2,469,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

     Environmental

     In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company had cash outlays of approximately $2,531,000 during the 1994 fiscal year, and $1,471,000 during the 1993 fiscal year on pollution control equipment and related operational environmental projects and procedures at the Company's seven U.S. plants. The largest annual cash outlays during 1994 and 1993 were $1,740,000 and $607,000, respectively, at the closed Columbiana facility, primarily for plant environmental stabilization in 1994, and environmental operational procedures in 1993. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $1,925,000 during 1995. In 1993, environmental expense provisions totaling $3,600,000 were recorded to (1) decommission hose wire plating equipment and dispose of hazardous materials normally used in the plating process, (2) provide for soil remediation at an unused fill site, and (3) provide for the closure of waste water surface impoundments which are no longer in use. The Company does not expect existing regulations will have any material effect on its net earnings or competitive position.

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

     General

     The Company's major raw material   steel   is purchased in several forms
     from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1995 fiscal year. The Company also purchases a variety of component parts for use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

     The Company owns or is licensed under a number of patents covering various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include the major producers of automotive air bag restraint systems, i.e., Morton International and TRW, and some of the major tire and rubber companies, i.e., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Sumitomo), the Firestone Tire and Rubber Company (owned by Bridgestone), Gates Rubber Company, General Tire (owned by Continental), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). The Goodyear Tire and Rubber Company accounted for approximately 17%, and the ten largest customers, in the aggregate, accounted for approximately 62% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

     During the 1994 fiscal year, the Company spent approximately $959,000 on research and development of new products and process alternatives compared to $982,000 and $994,000 for the years ended September 30, 1993 and 1992, respectively. These cash outlays are for Company sponsored activities.

     Only three products, high carbon steel wire, low carbon steel wire, and air bag inflator filters, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 38% and 21% of total sales in 1994; 51% and 20% of total sales in 1993; and 51% and 21% of total sales in 1992. Air bag inflator filters accounted for 12% of total sales in 1994, and less than 10% in prior years.

     During 1993, the Company experienced work stoppages by the United Steelworkers of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant was closed on June 1, 1994, and certain production equipment was relocated to other Company facilities. The Company continued to supply product during the work stoppages. Additional costs, including security services, additional wages, and air freight, were approximately $4,500,000 for the three work stoppages in 1993, and $4,266,000 for the work stoppage in Columbiana in 1994. Additionally, in 1993, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America and wrote down the value of its hose wire plating equipment by $909,000.

     At September 30, 1994, the Company employed 1,282 persons in its operations throughout the world.

     During 1993, the Company elected early adoption of The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions." The one-time transition obligation recognized at the time of adoption was $48,676,000. Primarily as a result of this accounting change, the Company has a negative net worth of $28,266,000.

     International Operations

     The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with generally the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1994 is included in Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

     Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1994, reflects a slight decrease of approximately

     $300,000. This minor change is due to the U.S. dollar's position against the British pound and the Canadian dollar remaining substantially unchanged since the end of 1993. The change in exchange rates does not have a materially adverse effect on the cash flow of the international operations.

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

     ITEM 2. Properties

     The Company conducts its domestic operations from facilities having an aggregate floor space of approximately 1,176,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Mishawaka, Indiana (78,000 square feet); Knoxville, Tennessee (50,000 square feet); and Clearfield, Utah (53,000 square feet). The Knoxville and Clearfield facilities were leased in 1993 for five-year terms with renewal options.

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

     ITEM 3.   Legal Proceedings

     The Company is not involved in any material pending legal proceedings.

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders since the last annual meeting held January 27, 1994.

     ITEM 4A. Executive Officers of the Registrant (Furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

     The following table sets forth certain data concerning the Executive Officers of the Registrant, all of whom are elected annually by the Board of Directors. Some of the Officers of the Registrant also serve as Directors or Officers of the subsidiaries.

     ___________________________________________________________________________

                                                                 Date Assumed
              Name         Age          Present Position       Present Position
     ___________________________________________________________________________

     Michael B. Savitske   53    President and Chief Executive Officer   1989
     William D. Grafer     49    Vice President, Finance                 1987
     David L. Lawrence     47    Treasurer, Assistant Secretary          1987
     Rene J. VanSteelandt  56    General Counsel and Secretary           1991

     All of the above-named officers of the Registrant have been employees of the Company for more than five years.

                                       PART II.
     ITEM 5.Market for the Registrant's Common Equity and Related Shareholder Matters

     Common stock market prices, information on stock exchanges and number of shareholders is included in Note 14 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1994 or 1993, nor during the portion of fiscal 1995 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

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

     ___________________________________________________________________________

                                 1994      1993      1992      1991      1990
     ___________________________________________________________________________

     For the Year:
     Net sales            $ 217,916   $208,254   $ 215,133  $ 232,695  $271,726
     Operating profit
      (loss)              $  (1,110)  $ (1,055)  $      44  $ (15,783) $
     (11,256)
     Net earnings (loss)
      before effect of
      accounting change   $  (4,625)  $ (4,701)  $  (5,885) $ (22,885) $
     (19,871)
     Net earnings (loss)  $  (4,625)  $(53,377)  $  (5,885) $ (22,885) $
     (19,871)
     At Year-End:
     Shareholders' equity $ (28,266)  $(24,827)  $  25,320  $  29,237  $ 51,660
     Net current assets   $   6,263   $    (39)  $   1,483  $   4,740  $ 24,406
     Total assets         $ 108,685   $103,976   $ 113,939  $ 119,009  $161,323
     Long-term debt       $  34,328   $ 24,100   $  29,346  $  37,338  $ 47,909
     Ratio of current
      assets to current
      liabilities         1.1 : 1.0  1.0 : 1.0   1.0 : 1.0  1.1 : 1.0 1.4 : 1.0
     Common shares

      outstanding         5,366       5,359      4,502      4,479      4,482
     Average common
      shares outstand-
      ing used in per
      share calculations  5,365       5,085      4,379      4,276      4,190
     Number of employees  1,282       1,248      1,460      1,473      2,079
     Per Common Share:
     Earnings (loss) before effect of
       accounting change  $  (  .86)  $(   .92)  $   (1.34) $   (5.36) $ (4.74)
     Net earnings (loss)  $  (  .86)  $ (10.50)  $   (1.34) $   (5.36) $
     (4.74)
     Dividends declared   $     .00   $    .00   $     .00  $     .00  $    .00



































     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except share data)

     Results of Operations

     Net sales for the year of $217,916 were 4.6% above 1993, as sales of air bag inflator filtration products increased 68% over 1993 due to the significant growth of that market segment and the Company's position as the leading supplier of those materials in North America. The Company's weld wire product lines experienced 15% growth over 1993 due primarily to improving North American automotive sales. These increases were offset by a decline in hose wire sales as the Company ceased the manufacture of hose wire in North America during 1993, and a decline in bead wire sales due to the impact of the work stoppage at Columbiana early in 1994 and work stoppages at customer facilities at the end of 1994.

     Net sales for 1993 of $208,254 were 3.2% below 1992 and 10.5% below 1991 due to business units sold during 1992 and 1991. During 1993, the Company experienced increased demand for its air bag materials and weld wire product lines. 1993 sales in those product lines increased 51% and 11%, respectively, over 1992. Sales of hose wire decreased 22% due to the work stoppage in Columbiana, Alabama and subsequent discontinuation of hose wire plating in North America. During 1992, sales for remaining operations increased 6% due to increased sales of air bag filtration materials and welding wire. Growth in both products is expected to continue for at least the next several years.

     Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $15,710 and the air bag filtration materials sales have increased 161%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:

     ___________________________________________________________________________

                                  1994     1993      1992      1991      1990
     ___________________________________________________________________________

     Net Sales
      Remaining operations  $216,937  $  197,418  $ 193,863  $176,517  $185,346
      Divested operations        979      10,836     21,270    56,178    86,380

      Total                 $217,916  $  208,254  $ 215,133  $232,695  $271,726
     Gross Profit
      Remaining operations  $ 25,069  $   24,283  $  24,314  $ 16,215  $ 15,649

      Divested operations     (1,213)       (278)     1,138     6,579    12,781
      Total                 $ 23,856  $   24,005  $  25,452  $ 22,794  $ 28,430
     Gross Profit %
      Remaining operations      11.6%       12.3%      12.5%      9.2%      8.4%
      Divested operations     (123.9)%      (2.6)%      5.4%     11.7%     14.8%
      Total                     10.9%       11.5%      11.8%      9.8%     10.5%

     Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and costs also affect the gross margins. Although it would appear that prior to 1992 the divested businesses were more profitable than the remaining operations, these businesses increasingly required substantially higher selling and administrative expense and significant levels of working capital that, even considering the higher gross margins, resulted in lower net returns. The margin effect of divesting these businesses is shown in the table above. The effect of the increased selling and administrative costs of the divested businesses is reflected in the divested operations line in the table on page 11.

     During 1993, the Company experienced work stoppages by the United Steelworkers of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant was struck on June 1, 1993. The plant operated during the remainder of 1993 and through May 1994 with replacement workers and personnel from other Company facilities. The Company continued to supply product during the work stoppages. Additional costs including security services, additional wages, and air freight were approximately $4,500 for the three work stoppages in 1993. In addition, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America in 1993 and wrote down the value of its hose wire plating equipment by $909.

     During 1994, the additional costs of operating the Columbiana facility including security services, additional wages, and freight were approximately $4,266. In addition, during 1994, the Company provided $4,870 for the closure of the Columbiana plant. The closure provision is included in selling and administrative expense as noted on page 11.

     During 1992, margins improved based upon the higher sales of the Company's core wire products and its air bag filtration materials business.

     The political changes that occurred in the Eastern Bloc countries had a negative effect on business activity, and a general slowdown in the

     Company's Western European markets caused a 10% decline in volume of major product lines between 1990 and 1992. This decline caused capacity in international operations to be under-utilized in 1992. During 1993, sales to other worldwide markets from international operations increased 8%, resulting in better capacity utilization and improved operating results. During 1994, sales from international operations decreased 5% as new worldwide capacity was added in Copperply and bead wire and aggressive pricing affected bead and hose wire.

     In recent years, the Company has not been able to raise prices in line with inflation and rising raw material costs due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure
     in the Company's automotive markets.   Since 1989, inflation as measured by
     the Consumer Price Index has risen 20%, while average selling prices have risen only 7%. Had selling prices increased 20%, sales in 1994 would have been approximately $246,000.

     In 1993, the Company sold the Telford Wire Division and Taydor Engineers business units in England. Proceeds of $1,344 were used to reduce its United Kingdom borrowings.

     In 1993, environmental expense provisions totaling $3,600 were recorded to:
     (1) decommission hose wire plating equipment and dispose of hazardous materials normally used in the plating process, (2) provide for soil remediation at an unused fill site, and (3) provide for the closure of waste water surface impoundments which are no longer in use. In 1994, additional environmental expense provisions of $700 relating to the disposal of hazardous materials normally used in the hose wire plating process were recorded.

     During 1994 and 1993, the Company provided $2,832 and $4,651, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1994 provisions were made in the Company's first quarter and are related to the closing of the Columbiana facility. The majority of the 1993 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. In addition to the amounts charged to earnings, $165 and $142 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1994 and 1993 were $2,816 and $1,753, respectively, of which $285 and $282 were spent on the Clifton, New Jersey property.

     The Company has previously been designated a potentially responsible party
     (PRP) by the Environmental Protection Agency (EPA) for four actual or potential superfund sites, all of which have in excess of twenty other PRP's. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by

                                      - 14 -
     relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement at the fourth site and has previously accrued $300 for its share of estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

     The Company has reviewed its current projects which are expected to be completed in 1995 and all environmental regulations and acts to ensure continuing compliance. In 1995, the Company expects to spend $290 on the Clifton, New Jersey project. Future cash outlays of approximately $2,469 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $1,925 on environmentally related capital and operational projects, of which $625 will be charged against 1995 earnings.

     In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

     In 1994, 1993, and 1992, $6,955, $2,390, and $2,677, respectively, the net cost of restructuring the Company in those years, including net loss on sale of fixed assets and product lines of $0, $196, and $1,451, respectively; the write-off of nonproductive facilities and obsolete inventory of $4,219, $909, and $681, respectively; severance costs of the salaried and hourly workforce, and provision for transferring manufacturing of certain product lines between plants, is included in selling and administrative costs. The 1994 net cost of restructuring also included $1,700 for the Columbiana plant environmental stabilization. The Company will incur no further material cash outflows related to the restructuring.

     The following summary shows the changing level of selling and administrative expense and identifies selling and administrative expense directly attributable to divested operations and amounts attributable to restructuring activities.

     ___________________________________________________________________________

                                 1994      1993      1992      1991      1990
     ___________________________________________________________________________

     Selling and Administrative Expense:
     Remaining operations     $ 18,011  $ 22,549  $  21,970  $ 20,813  $ 26,395
     Divested operations             -       121        761     4,987     7,732

     Restructuring costs         6,955     2,390      2,677    12,777     5,559
     Total                    $ 24,966  $ 25,060  $  25,408  $ 38,577  $ 39,686
     As a Percent of Sales
     Remaining operations         8.3%     11.4%      10.6%     10.7%     12.7%
     Divested operations          -        22.1%       9.0%     13.6%     12.2%
     Total                       11.5%     12.0%      11.8%     16.6%     14.6%

     The net effect of all the above elements is seen in the Company's operating profit (loss).

     ___________________________________________________________________________

                                 1994      1993      1992      1991      1990
     ___________________________________________________________________________

     Operating Profit (Loss)
     Remaining operations     $  7,058  $  1,547  $  2,739  $ (2,968) $  (7,204)
     Divested operations        (1,213)     (212)      (18)      (38)     1,507
     Restructuring costs        (6,955)   (2,390)   (2,677)  (12,777)    (5,559
     Total                    $ (1,110) $ (1,055) $     44  $(15,783) $ (11,256)

     Operating profit by Geographic Area is presented in Note 13 of Notes to Consolidated Financial Statements in Item 8.
     Interest expense, including capitalized interest, increased in 1994 due to higher interest rates. This reverses the trend which the Company had experienced since 1990.

     ___________________________________________________________________________

                                 1994      1993      1992      1991      1990
     ___________________________________________________________________________

     Interest expense         $  3,885  $  3,742  $  4,990  $  6,653  $   6,366
     Capitalized interest     $    168  $    100  $     50  $    166  $     700
     Average borrowings       $ 36,572  $ 37,240  $ 45,743  $ 56,760  $  58,293
     Average interest rate       11.1%     10.3%     11.0%     12.0%      12.1%

     Other income in 1994 is primarily the Company's share of profits in North America Wire Weaving Company.
     In 1994 and 1993, income taxes as a percentage of pre-tax loss vary from the domestic statutory rate primarily due to the Company's inability to record a tax benefit on losses.
     The operating loss tax benefits of $1,558 and $18,496 in 1994 and 1993, respectively, can be used to reduce future income tax expense.

     Financial Condition
     The Company experienced net losses of $4,625, $53,377, $5,885, and $22,885 in 1994, 1993, 1992, and 1991, primarily due to changes in accounting, restructuring charges, and environmental provisions. Working capital increased $6,302 in 1994 as current assets increased to support the higher sales in air bag inflator filtration materials and decreased $1,522 in 1993 due to the net losses and increased reserves associated with restructuring activities and environmental projects, as well as the reclassification of certain debt to current.

     Net cash from 1994 operations of $1,088 was due primarily to the increased profitability after considering all non-cash charges to earnings. This was offset by the $1,786 increase in Inventories necessary to support the Company's growing weld wire and air bag inflator material business and a $5,571 decrease in Accounts Payable and Accrued Expenses. The $9,178 of net cash generated from new financing, along with the net cash from operations and $256 of proceeds from the sale of certain equipment, was used to invest $10,489 in property, plant, and equipment.

     Net cash from operations was $9,070 and $6,057 in 1993 and 1992, respectively, due primarily to the $6,015 increase in Accounts Payable and actual operating results. Of the 1993 and 1992 cash flow from operations of $15,127, $7,314 was invested in property, plant, and equipment, and $7,813 was used for debt reduction. During 1994, the Company completed its plan to exit non-profitable and non-strategic product lines and subsidiaries. In accordance with this plan, certain facilities and product lines were sold in 1993 and 1992, and the proceeds of $2,037 were used for additional debt reduction. During 1993, the Company sold the Telford Wire Division, using the proceeds to reduce debt. In October 1992, the Company sold its interest in the Indian affiliate and the Taydor Engineers business unit, using the proceeds to reduce debt. During 1993 and 1992, the Company reduced its debt by $12,182.

     During 1994, 1993, and 1992, the Company invested $17,803 in property, plant and equipment. Approximately one-third of this amount relates to the Company's commitment to automotive air bag inflator filters and filter media and fiber material for rechargeable battery electrodes. The Company expects to make investments for inflator filters and filter media in 1995 based upon increased demand for air bag inflators in 1996 model year automobiles. The Company's total capital expenditures for 1995 are expected to be $7,300, primarily for projects to add filtration material and weld wire capacity and improve quality and operating efficiencies. All debt financing sources available to the Company are fully utilized. While divestiture activities and debt reductions have affected the Company's cash flow in recent years, it expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. With the completion of the restructuring activities, the Company was able to obtain new long- and short-term financing in 1994 and is confident that adequate long- and short-term financing will be available in the future.

     ___________________________________________________________________________

                                 1994      1993      1992      1991      1990
     ___________________________________________________________________________

     Current ratio             1.1 : 1.0 1.0 : 1.0 1.0 : 1.0 1.1 : 1.0 1.4 : 1.0
     Total debt to total
      capital,excluding SFAS
      No. 106 adjustment         65.2%     57.4%     62.9%     61.3%     54.8%
     Long-term debt to total
      capital, excluding
      SFAS No. 106 adjustment    52.5%     41.8%     43.0%     49.5%     41.9%

     The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

     ITEM 8.  Financial Statements and Supplementary Data

     The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedules are set forth on pages 15 to 37 of this Report and are incorporated herein by reference.

     ITEM 9.  Disagreements on Accounting and Financial Disclosure

     Not applicable.

                                       PART III

     ITEM 10. Directors and Executive Officers of the Registrant Identification of Directors

     Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 26, 1995 is incorporated herein by reference.

     In respect of information as to the Company's Executive Officers, see the caption "Executive Officers of the Registrant" at the end of Part I of this report.

     ITEM 11.  Executive Compensation

     The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 26, 1995 is incorporated herein by reference.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 26, 1995 is incorporated herein by reference.

     ITEM 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Information Regarding Other Transactions" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 26, 1995 is incorporated herein by reference.

                                       PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  The following documents are filed as part of this report:

             1. Financial Statements and Schedules

                The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

             2. Exhibits

                The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

        (b) There were no reports on Form 8-K filed during the three months ended September 30, 1994.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National-Standard Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL-STANDARD COMPANY

                                     /s/ Michael B. Savitske

                                  Michael B. Savitske
                                  President and Chief Executive Officer,
                                  Director

                                     /s/ William D. Grafer

                                  William D. Grafer
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)

     Dated:  December 1, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     HAROLD G. BERNTHAL   Director               )
     DAVID F. CRAIGMILE   Director               )-By: /s/ Rene J. VanSteelandt
     JOHN E. GUTH, JR.    Chairman of the Board  )      Rene J. VanSteelandt
     ERNEST J. NAGY       Director               )        Attorney-in-Fact
     CHARLES E. SCHROEDER Director               )
     DONALD F. WALTER     Director               )        December 1, 1994

                              NATIONAL-STANDARD COMPANY

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     ___________________________________________________________________________

                                                                  Page Reference
                                                                   in Report on
                                                                    Form 10-K
     ___________________________________________________________________________

     Consolidated Statements of Operations for the years ended
     September 30, 1994, 1993, and 1992                                  16

     Consolidated Statements of Shareholders' Equity for the
     years ended September 30, 1994, 1993, and 1992                      17

     Consolidated Balance Sheets at September 30, 1994 and 1993          18

     Consolidated Statements of Cash Flows for the years ended           19
     September 30, 1994, 1993, and 1992

     Notes to Consolidated Financial Statements                        20-31

     Report of Independent Auditors                                      32

     Schedules:
             V.    Property, Plant and Equipment                         33
             VI.   Accumulated Depreciation of Property,
                      Plant and Equipment                                34
             VIII. Valuation and Qualifying Accounts                     35
             IX.   Short-Term Borrowings                                 36
             X.    Supplementary Income Statement Information            37

     Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in Thousands Except Share Data)

     ___________________________________________________________________________

                                                     Year Ended September 30
                                                     1994      1993      1992
     ___________________________________________________________________________

     Net sales . . . . . . . . . . . . . . .    $217,916   $208,254  $  215,133
     Cost of sales   . . . . . . . . . . . .     194,060    184,249     189,681
     Gross profit  . . . . . . . . . . . . .      23,856     24,005      25,452
     Selling and administrative expenses . .      24,966     25,060      25,408
           Operating profit (loss) . . . . .      (1,110)    (1,055)         44
     Interest expense  . . . . . . . . . . .      (3,885)    (3,742)     (4,990)
     Other income (expense), net . . . . . .         426         96        (929)
           Loss before income taxes and effect
           of accounting change  . . . . . .      (4,569)    (4,701)     (5,875)
     Income taxes  . . . . . . . . . . . . .          56         -           10
           Loss before effect of accounting
           change  . . . . . . . . . . . . .      (4,625)    (4,701)     (5,885)

     Effect of accounting change . . . . . .           -    (48,676)         -

     Net loss  . . . . . . . . . . . . . . .    $ (4,625)  $(53,377) $   (5,885)

     Loss per share before effect of
           accounting change . . . . . . . .    $   (.86)  $ (  .92) $    (1.34)

     Loss per share  . . . . . . . . . . . .    $   (.86)  $ (10.50) $    (1.34)

     See accompanying notes to consolidated financial statements.

                                  NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Dollars in Thousands except Share Data)

     _____________________________________________________________________________________________________

                                                                                               Excess of
                                                                                    Unamor-   Additional
                                                                   Note Re-          tized      Pension
                                                                   ceivable, Pre-  Value of    Liability
                                      Retained  Cumulative  Trea-    ESOP    paid  Restric-      Over
                              Common  Earnings  Translation sury    Common   ESOP     ted    Unrecognized
                               Stock  (Deficit) Adjustment  Stock    Stock  Expense  Stock   Service Cost
     ____________________________________________________________________________________________________

     Balance at
       September 30, 1991     $24,021  $10,688   $  (674)  $ (88)  $(2,168)  $(875)  $(37)  $(1,630)
     Restricted stock
       award activity              75                         (5)                     (69)
     ESOP payments                                                     999
     Prepaid ESOP
       expense amortization                                                    700
     Restricted stock
       amortization                                                                    44
     Adjustment for foreign
       currency translation                          267
     Adjustment of pension
       liability                                                                                (43)
     Net loss for 1992                  (5,885)
     ____________________________________________________________________________________________________
     Balance at
       September 30, 1992     $24,096  $ 4,803   $  (407)  $ (93)  $(1,169)  $(175)  $(62)  $(1,673)

                                      - 24 -















     ____________________________________________________________________________________________________

                                                                                               Excess of
                                                                                    Unamor-   Additional
                                                                   Note Re-          tized      Pension
                                                                   ceivable, Pre-  Value of    Liability
                                      Retained  Cumulative  Trea-    ESOP    paid  Restric-      Over
                              Common  Earnings  Translation sury    Common   ESOP     ted    Unrecognized
                               Stock  (Deficit) Adjustment  Stock    Stock  Expense  Stock   Service Cost
     ____________________________________________________________________________________________________

     Restricted stock award
       activity                                               (3)
     ESOP payments                                                   1,152
     Prepaid ESOP expense
       amortization                                                            175
     Restricted stock
       amortization                                                                    20
     Stock contributed to
       pension trust            2,745
     Stock issuance                91                         29
     Adjustment for foreign
       currency translation                       (2,018)
     Adjustment of pension
       liability                                                                               1,039
     Net loss for 1993                 (53,377)
     ____________________________________________________________________________________________________
     Balance at
       September 30, 1993     $26,932 $(48,574)  $(2,425)  $ (67)  $   (17)  $   -   $(42)  $  (634)





                                      - 25 -















     ____________________________________________________________________________________________________

                                                                                               Excess of
                                                                                    Unamor-   Additional
                                                                   Note Re-          tized      Pension
                                                                   ceivable, Pre-  Value of    Liability
                                      Retained  Cumulative  Trea-    ESOP    paid  Restric-      Over
                              Common  Earnings  Translation sury    Common   ESOP     ted    Unrecognized
                               Stock  (Deficit) Adjustment  Stock    Stock  Expense  Stock   Service Cost
     ____________________________________________________________________________________________________

     Restricted stock award
       activity                    68                        (18)                     (62)
     ESOP payments                                                      17
     Restricted stock
       amortization                                                                    33
     Deferred debt discount       384
     Stock issuance                                            1
     Adjustment for foreign
       currency translation                          323
     Adjustment of pension
       liability                                                                                440
     Net loss for 1994                  (4,625)
     ____________________________________________________________________________________________________
     Balance at
       September 30, 1994     $27,384 $(53,199)  $(2,102)  $ (84)  $     -   $   -   $(71)  $  (194)
     ____________________________________________________________________________________________________
     ____________________________________________________________________________________________________

     See accompanying notes to consolidated financial statements.




                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands except Share Data)

                                                                 September 30
                                                               1994       1993
     Assets
     Current assets:
        Cash   . . . . . . . . . . . . . . . . . . . . .     $    378  $    339
         Receivables, less allowance for doubtful accounts
            ($398 and $386, respectively)  . . . . . . .       24,682    24,842
        Inventories  . . . . . . . . . . . . . . . . . .       25,146    24,619
        Other current assets . . . . . . . . . . . . . .        4,837     4,104
        Total current assets . . . . . . . . . . . . . .       55,043    53,904
     Property, plant and equipment, net  . . . . . . . .       42,862    41,559
     Other assets  . . . . . . . . . . . . . . . . . . .       10,780     8,513

                                                             $108,685  $103,976
     Liabilities and Shareholders' Equity
     Current liabilities:
        Accounts payable   . . . . . . . . . . . . . . .     $ 29,041  $ 31,342
        Employee compensation and benefits   . . . . . .        1,780     2,073
        Accrued pension  . . . . . . . . . . . . . . . .          115       106
        Other accrued expenses   . . . . . . . . . . . .        6,599     7,278
        Current accrued postretirement benefit cost  . .        3,000     4,150
        Notes payable to banks and current portion
         of long-term debt   . . . . . . . . . . . . . .        8,245     8,994
        Total current liabilities  . . . . . . . . . . .       48,780    53,943
     Other long-term liabilities . . . . . . . . . . . .        5,818     5,481
     Long-term debt  . . . . . . . . . . . . . . . . . .       34,328    24,100
     Accrued postretirement benefit cost . . . . . . . .       48,025    45,279
     Shareholders' equity:
        Common stock - $.01 par value.
           Authorized 25,000,000 shares; issued 5,376,526
              and 5,368,026 shares, respectively   . . .       27,384    26,932
        Preferred stock - $1.00 par value.
             Authorized 600,000 shares; issued none  . .            -       -
        Retained earnings (deficit)  . . . . . . . . . .      (53,199)  (48,574)
        Cumulative translation adjustment  . . . . . . .      ( 2,102)   (2,425)
        Treasury stock, at cost; 10,813 and 8,983 shares,
         respectively  . . . . . . . . . . . . . . . . .      (    84)      (67)
        Note receivable, ESOP common stock   . . . . . .            -       (17)
        Unamortized value of restricted stock  . . . . .      (     1)      (42)
        Excess of additional pension liability over
         unrecognized prior service cost   . . . . . . .      (    94)     (634)

                                                              (28,266)  (24,827)
                                                             $108,685  $103,976

     See accompanying notes to consolidated financial statements.

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands except Share Data)

                                                     Year Ended September 30
                                                     1994      1993      1992

     Operating Activities:
     Net earnings (loss) . . . . . . . . . . .    $ (4,625) $(53,377) $  (5,885)
     Non-cash charges (credits) to earnings:
       Depreciation and amortization . . . . .       6,552     6,524      7,223
       Prepaid ESOP expense amortization . . .           -       175        700
       Postretirement benefit transition obligation      -    48,676        -
       Loss on divested operations and asset
        writedowns . . . . . . . . . . . . . .       4,254       196      1,451
     Changes in short-term assets and liabilities,
        net of dispositions:
          Receivables  . . . . . . . . . . . .         160     1,967     (2,082)
          Inventories  . . . . . . . . . . . .      (1,786)     (207)     1,722
          Other current assets . . . . . . . .        (733)        7       (987)
          Accounts payable . . . . . . . . . .      (2,301)    3,918      2,097
          Employee compensation and benefits,
             accrued pension, and other accrued
             expenses  . . . . . . . . . . . .      (3,270)   (2,258)     2,126
          Currency translation effect on short-
             term assets and liabilities . . .         812    (2,033)      (244)
     Changes in other long-term assets and
        liabilities  . . . . . . . . . . . . .       2,025     5,482        (64)
          Net cash provided by operating
             activities  . . . . . . . . . . .       1,088     9,070      6,057
     Investing Activities:
       Capital expenditures  . . . . . . . . .     (10,489)   (4,546)    (2,768)
       Divestiture proceeds, net . . . . . . .           -     2,037          -
       Disposal of property, plant and
          equipment  . . . . . . . . . . . . .         256        -         143
          Net cash provided by (used for)
             investing activities  . . . . . .     (10,233)   (2,509)    (2,625)
     Financing Activities:
       Increases in debt . . . . . . . . . . .      40,434        -         368
       Reductions in debt  . . . . . . . . . .     (31,256)   (8,791)    (3,759)
       Purchases of treasury stock . . . . . .         (11)       -          (1)
       Decrease in notes receivable due
         from ESOP . . . . . . . . . . . . . .          17     1,152        999
       Net cash used for financing activities        9,184    (7,639)    (2,393)
       Net increase (decrease) in cash . . . .          39    (1,078)     1,039
       Cash at beginning of year . . . . . . .         339     1,417        378
       Cash at end of year . . . . . . . . . .    $    378  $    339  $   1,417
     Supplemental Disclosures:

                                      - 28 -















       Interest paid . . . . . . . . . . . . .    $  4,480  $  3,842  $   4,333
       Income taxes paid (received)  . . . . .    $     56  $     -   $    (238)

     See accompanying notes to consolidated financial statements.













































                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in Thousands except Share Data)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
        Principles of Consolidation - The consolidated financial statements include the Company and all its subsidiaries ("Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company's 50 percent investment in a domestic joint venture is carried at equity in underlying net assets. The Company's share of operations of this affiliated company is not material.

        Revenue Recognition - The Company's policy is to record sales when the product is shipped.

        Translation of Currencies - The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." In the application of this accounting standard, exchange adjustments resulting from foreign currency transactions are recognized currently in income. Adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity.

        Inventories - Inventories are stated at lower of cost or replacement market. Cost for the material content of domestic steel inventories is determined on the last-in, first-out (LIFO) method; the cost for other inventories is determined on the first-in, first-out (FIFO) method.

        Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. For tax purposes, depreciation has generally been computed on a straight-line basis over prescribed lives.

        Research and Development - Research and development costs are expensed currently. The Company expended $959, $982 and $994 in 1994, 1993 and 1992, respectively, on research and development activities.

        Earnings Per Share - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. Nonleveraged unallocated shares in the Company Employee Stock Ownership Plan are not considered outstanding for purposes of calculating earnings per share. Common shares used in calculating earnings per share for 1994, 1993, and 1992 were 5,365,000, 5,085,000, and 4,379,000, respectively.


        Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        Income Taxes - In February 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred to the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

        Effective October 1, 1992, the Company elected early adoption of SFAS No. 109. The adoption of SFAS No. 109 had no effect on the financial statements of the Company.

        Postretirement Benefits Other than Pensions - In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the cost of postretirement benefits be recognized during an employee's years of service versus on a pay-as-you-go basis upon retirement. SFAS No. 106 was not required to be adopted by the Company until fiscal 1994; however, early adoption was elected effective October 1, 1992.

        Reclassification - Certain 1993 and 1992 amounts in the Consolidated Financial Statements have been reclassified to conform with 1994 presentation.

     2. INVENTORIES

                                                                1994     1993

        Finished goods   . . . . . . . . . . . . . . . .    $  2,601  $   1,688
        Work in process  . . . . . . . . . . . . . . . .      14,400     13,896
        Raw material (including certain partially
          processed materials)   . . . . . . . . . . . .       8,145      9,035
                                                            $ 25,146   $ 24,619

        The material content of domestic steel inventories amounting to $13,854 and $10,877 at September 30, 1994 and 1993, respectively, is valued on a LIFO basis. Had the FIFO method been used, inventory would have been $4,009 and $3,909 higher than that reported at September 30, 1994 and 1993, respectively.

     3. PROPERTY, PLANT AND EQUIPMENT

        Cost:                                                  1994      1993

        Land   . . . . . . . . . . . . . . . . . . . . .    $    331  $     344
        Land improvements  . . . . . . . . . . . . . . .       1,943      2,453

        Buildings  . . . . . . . . . . . . . . . . . . .      22,410     24,777
        Machinery and equipment  . . . . . . . . . . . .     108,138    117,313
        Construction in progress   . . . . . . . . . . .       8,326      3,911
                                                             141,148    148,798
        Less accumulated depreciation  . . . . . . . . .      98,286    107,239
                                                            $ 42,862  $  41,559

        The Company capitalized interest cost of $168 in 1994 and $100 in 1993 with respect to qualifying construction projects. Total interest cost incurred before recognition of the capitalized amounts was $4,053 and $3,842 in 1994 and 1993, respectively.

     4. RETIREMENT BENEFITS

        The Company and its subsidiaries have several pension plans covering substantially all employees, including certain employees in foreign countries. The Company's policy is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required contribution.

        The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheet at September 30, 1994 and 1993:

                                                          Assets Exceed   Accumulated
                                                           Accumulated  Benefits Exceed
                                                             Benefits        Assets

        1994
        Actuarial present value of benefit obligations:
           Vested benefit obligation . . . . . . . . . .    $ 62,020     $   2,915
           Accumulated benefit obligation  . . . . . . .    $ 62,786     $   3,061
        Projected benefit obligation for service
           rendered to-date  . . . . . . . . . . . . . .    $ 67,587     $   3,061
        Plan assets at fair value  . . . . . . . . . . .      88,758         2,828
        Plan assets in excess of (less than)
           projected benefit obligation  . . . . . . . .      21,171          (233)
        Unrecognized net (gain) loss from past
           experience, different from that assumed . . .     (13,294)          194
        Prior service cost not yet recognized in
           net periodic pension cost . . . . . . . . . .         238           147
        Unrecognized net asset at October 1, 1985
           being recognized over 15 years  . . . . . . .        (699)           41
        Unrecognized net asset for the United Kingdom
           plan at October 1, 1989 being recognized
           over 12.6 years . . . . . . . . . . . . . . .      (4,374)            -
        Additional minimum liability   . . . . . . . . .           -          (382)

        (Accrued) prepaid pension cost   . . . . . . . .    $  3,042     $    (233)
        Intangible asset   . . . . . . . . . . . . . . .    $      -     $     188
        Charge to equity (excess of additional
           pension liability over unrecognized
           prior service cost)   . . . . . . . . . . . .    $      -     $     194

        1993
        Actuarial present value of benefit obligations:
            Vested benefit obligation  . . . . . . . . .    $ 62,993     $   5,881
            Accumulated benefit obligation . . . . . . .    $ 63,842     $   6,346
        Projected benefit obligation for service
            rendered to-date . . . . . . . . . . . . . .    $ 68,192     $   6,346
        Plan assets at fair value  . . . . . . . . . . .      83,802         5,621
        Plan assets in excess of (less than)
            projected benefit obligation . . . . . . . .      15,610          (725)
        Unrecognized net (gain) loss from past
            experience, different from that assumed  . .      (9,599)         (797)
        Prior service cost not yet recognized
            in net periodic pension cost . . . . . . . .         208           510
        Unrecognized net asset at October 1, 1985
            being recognized over 15 years . . . . . . .        (665)         (116)
        Unrecognized net asset for the United Kingdom
            plan at October 1, 1989 being recognized
            over 12.6 years  . . . . . . . . . . . . . .      (4,698)           -
        Additional minimum liability   . . . . . . . . .          -         (1,191)
        (Accrued) prepaid pension cost   . . . . . . . .    $    856  $       (725)
        Intangible asset   . . . . . . . . . . . . . . .    $     -   $        558
        Charge to equity (excess of additional pension
            liability over unrecognized prior service cost) $     -   $        634

        Net pension cost related to Company-sponsored plans included the following components:

                                                     1994      1993      1992

        Service costs -- benefits earned
          during the year  . . . . . . . . . .    $  1,467  $  1,436  $   1,927
        Interest cost on projected benefit
          obligation . . . . . . . . . . . . .       5,814     5,985      6,434
        Actual return on plan assets   . . . .      (5,995)  (17,739)   (10,519)
        Net amortization and deferral  . . . .      (3,084)    9,863      2,180
        Benefit curtailment recognition  . . .         284        -          -
        Net periodic pension cost (income)   .    $ (1,514) $   (455) $      22

        The weighted average discount rate and rate of increase in future compensation levels used in determining the 1994 actuarial present value of the projected benefit obligation were 8.75% and 5%, respectively, for U.S. plans. The 1993 rates were 7.75% and 5%, respectively. The 1994 and 1993 rates for foreign plans were 9% and 7%, respectively. The 1994 and 1993 expected long-term rate of return on assets was 10.5% for U.S. plans and 10% for foreign plans.

        In August of 1992, the Internal Revenue Service temporarily waived the minimum funding standard for certain of the Company's domestic defined benefit pension plans for plan years ending December 31, 1990 and 1991. These waivers were granted in accordance with Section 412(d) of the Internal Revenue Code and Section 303 of the Employee Retirement Income Security Act of 1974. The Company made contributions to the plans in 1992 of $1,460. During 1993, the Company contributed $765 to the plans. In January 1993, the Company contributed 844,513 shares of previously authorized and unissued common stock valued at $2,745. The Company's pension plans owned shares of the Company's common stock representing slightly less than 10% of the plans' asset value immediately after the January 1993 contribution. The Company made contributions to the plans in 1994 of $238. The plans currently own 1,476,779 shares of the Company's common stock. The Company has made the contributions necessary to fully fund several of the plans which previously received funding waivers. For those plans with remaining waiver amortization bases, the Company intends to comply with all conditions of the waivers, including elimination of the waiver amortization bases in installments through 1996.

        The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $248 for 1994, $1,191 for 1993, and $1,117 for 1992.

     5. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides certain health care and life insurance benefits for all eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis which totalled $2,794 for 1994, $3,500 for 1993, and $2,465 for 1992.

        Excluding the one-time transition charge of $48,676 in 1993, the adoption of SFAS No. 106 effective October 1, 1992 had the effect of increasing the Company's net loss by $753 for 1993.

        The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheet at September 30, 1994 and 1993:

                                                               1994      1993

        Accumulated postretirement benefit obligation:
             Retirees  . . . . . . . . . . . . . . . . .    $(33,358) $ (44,219)
             Fully eligible active plan participants . .      (1,723)    (2,500)
             Other active plan participants  . . . . . .      (3,980)    (6,128)
                                                             (39,061)   (52,847)
             Plan assets at fair value . . . . . . . . .          -           -
             Accumulated postretirement benefit
              obligation in excess of plan assets  . . .     (39,061)   (52,847)
             Unrecognized net (gain) loss from past
              experience different from that assumed
              and from changes in assumptions  . . . . .     (11,964)     3,418
             Accrued postretirement benefit cost . . . .    $(51,025) $ (49,429)

        The accrued postretirement benefit cost includes approximately $3,000 and $4,150 of expected 1995 and 1994 payments, respectively, that are included in the balance sheet as a current liability.

        Net periodic postretirement benefit cost included the following components:

                                                               1994      1993

             Service cost -- benefits attributed to
               service during the period . . . . . . . .    $    410  $     353
             Interest on accumulated postretirement
               benefit obligation  . . . . . . . . . . .       3,980      3,900
             Net periodic postretirement benefit cost  .    $  4,390  $   4,253

        For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 5% for 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $3,047 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $434.

        The 1994 and 1993 weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 8.75% and 7.75%, respectively. The weighted-average discount rates used in determining the 1994 and 1993 net periodic postretirement benefit cost and the transition obligation were 7.75% and 8.25%, respectively.

     6. OTHER ASSETS

                                                               1994      1993

        Notes receivable, net  . . . . . . . . . . . . .    $    365  $     769
        Equity in affiliates . . . . . . . . . . . . . .         600        300
        Property held for sale . . . . . . . . . . . . .       4,680      5,270
        Intangible pension asset . . . . . . . . . . . .         188        558
        Prepaid pension cost   . . . . . . . . . . . . .       2,924          -
        Other  . . . . . . . . . . . . . . . . . . . . .       2,023      1,616
                                                            $ 10,780  $   8,513

        In 1994, the Company closed its Columbiana, Alabama facility and is continuing its preparation for sale.

        During the past six years, the Company has undertaken a project to obtain New Jersey approval to transfer title for property it owns in Clifton, New Jersey. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1994, 1993, and 1992, the Company expensed $2,030, $0, and $333, respectively, associated with the project.

     7. DEBT

                                                               1994        1993

        Promissory notes due October 1, 1994
         with interest at 10.5%  . . . . . . . . . . . .    $      -  $   2,900
        Promissory note due October 1, 1994,
         interest at prime plus 2.25%    . . . . . . . .           -      3,903
        ESOP note, due monthly from 1988 to
          October 1993, interest at prime  . . . . . . .           -         17
        Promissory note due October 1, 1994
          with interest at prime plus 2.75%  . . . . . .           -      1,175
        Revolving credit arrangements expiring
          on October 1, 1994, interest at the
          applicable bank's prime plus 2.25%   . . . . .           -     14,967
        Promissory note due October 1, 1994 with
          interest at prime plus 4.25%   . . . . . . . .           -      4,207
        Revolving credit arrangement expiring
          in December 1994, interest at 9.25%  . . . . .       1,707      2,967
        Revolving credit arrangement expiring
          on October 1, 1996, interest at
          prime plus 2.0%  . . . . . . . . . . . . . . .      19,447          -

                                      - 36 -















        Promissory notes due October 1, 1996,
          interest at prime plus 2.25%   . . . . . . . .      17,357          -
        Various debt due to 1997 . . . . . . . . . . . .         112        136
        Foreign subsidiary short-term operating
          lines of credit with interest at approx-
          imately 7.75% in 1994 and 8.5% in 1993   . . .       3,950      2,822
                                                              42,573     33,094
        Less short-term debt and current portion
          of long-term debt included in current
          liabilities  . . . . . . . . . . . . . . . . .       8,245      8,994

                                                            $ 34,328  $  24,100

        The existing debt agreements are collateralized by substantially all assets and contain, among other things, provisions as to the maintenance of working capital and net worth, restrictions on cash dividends, redemptions of Company stock and incurrence of indebtedness. The revolving credit arrangement provides for maximum borrowing levels based on a percentage of qualified accounts receivable and inventory. Substantially all cash is restricted under existing debt agreements.

        Aggregate maturities on long-term debt, based upon the credit agreements for the three fiscal years subsequent to September 30, 1995, amount to $2,992 in 1996, $31,311 in 1997, and $25 in 1998. There are
        no maturities extending beyond 1998.

     8. LEASES

        Minimum rental commitments under noncancellable operating leases, primarily machinery and equipment, in effect at September 30, 1994 were:

                   1995  . . . . . . . . . . . .     $ 3,983
                   1996  . . . . . . . . . . . .       3,156
                   1997  . . . . . . . . . . . .       2,249
                   1998  . . . . . . . . . . . .       1,695
                   1999  . . . . . . . . . . . .       1,183
                   Later years   . . . . . . . .           0

        Operating lease rental expense was $2,626 in 1994, $2,485 in 1993, and $2,228 in 1992.

     9. INCOME TAXES

        The domestic and foreign components of earnings (loss) before income taxes are as follows:

                                                     1994      1993      1992


                                      - 37 -














        Domestic   . . . . . . . . . . . . . .    $ (3,861) $(54,609) $  (2,941)
        Foreign  . . . . . . . . . . . . . . .        (708)    1,232     (2,934)
                                                  $ (4,569) $(53,377) $  (5,875)

        The provisions (benefits) for income taxes are as follows:

                                                     1994      1993      1992

        Currently payable (recoverable):
           State . . . . . . . . . . . . . . .    $     -   $      -  $       -
           Foreign . . . . . . . . . . . . . .         56          -         10
        Deferred:
           Foreign . . . . . . . . . . . . . .          -          -          -

                                                  $    56   $      -  $      10

        At September 30, 1994, the Company had tax loss carryforwards of $34,800 in the United States, $6,900 in the United Kingdom and $2,100 in Canada. The United Kingdom carryforward period is unlimited; however, if not utilized to offset future taxable income, $1,000 of the United States loss will expire in 2001, $8,900 in 2002, $3,500 in 2004, $8,100 in 2005, $12,400 in 2006, and $900 in 2008. The period for utilizing the majority of the Canadian loss will expire in 1996.

        At September 30, 1994, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and 2003, $100.






        A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:

                                    1994             1993               1992
                               Actual    %      Actual      %      Actual    %

        Taxes at federal
         statutory rate      $(1,553) (34.0)   $(18,148)(34.0)    $(1,998)(34.0)
        ESOP amortization          -      -          60    .1         238   4.1
        Sale of subsidiary         -      -           -     -         354   6.0
        Foreign                   56    1.2           -     -          10    .2
        Losses with no
         current benefit       1,558   34.1      18,496  34.7       1,332  22.7

                                      - 38 -















        Other                     (5)   (.1)       (408)  (.8)         74   1.2
                             $    56    1.2     $     -     -     $    10    .2

        The net deferred tax asset included the following components:

                                                               1994      1993

          Deferred tax assets
             Accrued postretirement benefits . . . . . .    $ 17,349  $  16,806
             Net operating loss carryforwards  . . . . .      14,884     14,162
             Tax credit carryforwards  . . . . . . . . .       1,396      1,396
             Environmental reserves  . . . . . . . . . .       2,381      2,255
             Depreciation  . . . . . . . . . . . . . . .       1,371      1,005
             Inventory reserves  . . . . . . . . . . . .       1,250        928
             Reserve against property held for sale  . .       3,014      2,504
             Other . . . . . . . . . . . . . . . . . . .       2,564      2,863
                                                              44,209     41,919
          Deferred tax liabilities
             Depreciation  . . . . . . . . . . . . . . .        (871)      (727)
             Pension . . . . . . . . . . . . . . . . . .        (826)      (508)
                                                              (1,697)    (1,235)
          Valuation allowance  . . . . . . . . . . . . .     (42,512)   (40,684)
          Net deferred . . . . . . . . . . . . . . . . .    $      0  $       0


          The undistributed earnings of foreign subsidiaries amounting to $2,491 are intended to be reinvested; however, those earnings remitted to the parent company should have little or no additional tax under relevant current statutes.

     10.  OTHER INCOME (EXPENSE), NET

                                                     1994      1993      1992

          Foreign affiliate  . . . . . . . . .    $      -  $     -   $  (1,041)
          Joint venture  . . . . . . . . . . .         300         -          -
          Rent . . . . . . . . . . . . . . . .         200       255        171
          Other  . . . . . . . . . . . . . . .         (74)     (159)       (59)

                                                  $    426  $     96  $    (929)

          The 1992 foreign affiliate expense is the loss on the sale of the Company's interest in its Indian affiliate. This charge represents the cumulative decline in the value of the Company's investment due to the effects of foreign exchange rate fluctuations; $599 of the 1992 loss had previously been reported as adjustments to shareholders' equity within the cumulative translation adjustment account.

     11.  LITIGATION

          The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

     12.  COMMON STOCK
          The status of the stock option plans which provide for the purchase of the Company's common stock by officers and key employees is summarized as follows:

                                                          Options Outstanding
                                                             Number    Option
                                                           of Shares   Price

          Balance, September 30, 1991  . . . . . . . . .      75,509  $  928

          Transactions during 1992:
               Options expired . . . . . . . . . . . . .     (17,395)   (284)
               Options cancelled . . . . . . . . . . . .      (8,138)    (89)

          Transactions during 1993:
               Options granted . . . . . . . . . . . . .     320,500   2,764
               Options expired . . . . . . . . . . . . .      (2,200)    (32)
               Options cancelled . . . . . . . . . . . .      (5,983)    (67)

          Transactions during 1994:
               Options expired . . . . . . . . . . . . .     (23,908)   (287)
               Options cancelled . . . . . . . . . . . .      (8,000)    (69)

          Balance, September 30, 1994  . . . . . . . . .     330,305  $2,864

          The Long-Term Incentive Plan, under which all options were previously granted, expired September 17, 1990; however, during 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Compensation Committee of the Board of Directors, which consists of four members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares is the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1993, 320,500 options were granted to a group of 23 key management employees. The exercise price is $8-5/8 for all options granted in 1993.

          A Restricted Stock Award Program ("Plan") was established in 1989.
          The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1994, certain employees held 19,000 shares of restricted common stock of the Company. Awards for 8,500 of these shares were granted in 1994, with 1,000 subsequently vesting or being forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

          All stock options outstanding at September 30, 1994 are currently exercisable.

     13.  SEGMENT INFORMATION

          The Company currently operates in one industry segment: Wire and Related Products.

          The Wire and Related Products Segment manufactures and sells various types of wire used mainly by other manufacturers in their products. The major use of the wire is for reinforcing tires and other rubber products. The Segment also produces wire cloth and filters for automotive air bag inflators for the air bag manufacturing industry.

          Prior to 1992, the Company also operated in a Machinery and Other Products Segment. During 1991, the Company sold its tire drum and mold business located in Germany and its machinery business located in the United States, both of which made up the largest share of this segment in 1991. These divestitures and the reclassification of the air bag inflator filter business to the Wire and Related Products Segment have resulted in the Company no longer reporting a Machinery and Other Products Segment.

          The Company operates its business segments primarily in two geographic areas -- United States and Europe. Due to its nature and relative immateriality, the operation in Canada has been combined with the operations in Europe and the combined total reported as foreign operations.

          Intersegment sales are billed at approximate market prices and are eliminated in consolidation. Sales to unaffiliated customers include the sales to one customer by both geographic areas in the total amount of $38,038 in 1994, $42,292 in 1993, and $40,946 in 1992.

          Operating profit is total sales less operating expenses and does not include general corporate expenses, interest, equity in income of affiliate, loss on sale of subsidiary, and income taxes. General corporate expense includes certain nonrecurring costs. Included in 1994, 1993 and 1992, respectively, are approximately $6,955, $2,390, and $2,344 of costs associated with divestitures and restructuring. Included in the divestiture and restructuring costs in 1994 and 1992, respectively, are $2,030 and $333 for costs associated with the Athenia Steel property project in Clifton, New Jersey. The information reported for geographic areas necessarily includes allocations of shared expenses and the cost of assets. Assets not identified to geographic areas are principally cash and investments.

                                                     Year Ended September 30
                                                     1994      1993      1992

          GEOGRAPHIC AREAS
          Net Sales
          United States  . . . . . . . . .    $ 170,667    $ 159,520  $ 152,177
          Foreign  . . . . . . . . . . . .       51,579       54,719     65,865
          Eliminations     . . . . . . . .       (4,330)      (5,985)    (2,909)

                                              $ 217,916    $ 208,254  $ 215,133
          Operating Profit (Loss)
          United States  . . . . . . . . .    $   8,628    $   3,620  $   8,482
          Foreign  . . . . . . . . . . . .          197        2,324       (820)
          Segment Operating Profit (Loss)         8,825        5,944      7,662
          General Corporate Expense  . . .       (9,935)      (6,999)    (7,618)

                                              $  (1,110)   $  (1,055) $      44
          Total Assets
          United States  . . . . . . . . .    $  62,933    $  65,142  $  64,024
          Foreign  . . . . . . . . . . . .       24,348       26,088     35,017
          Corporate  . . . . . . . . . . .       21,404       12,746     14,898

                                              $ 108,685    $ 103,976  $ 113,939

          (1) Represents primarily sales of foreign wire to the United States.

          The net assets of foreign subsidiaries included in the consolidated figures at appropriate rates of exchange are as follows:

                                                               1994        1993

          Net current assets . . . . . . . . . . . . . .    $  2,679  $   2,448
          Plant, equipment and other assets,
           net of long-term debt, deferred taxes, and
           other long-term liabilities . . . . . . . . .       5,210      6,447

                                                            $  7,889  $   8,895

     14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              First    Second   Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter

          September 30, 1994
          Net sales  . . . . . . . .    $ 52,242  $ 58,051   $52,534  $  55,089
          Gross profit . . . . . . .       5,257     6,133     6,014      6,452
          Earnings (loss):
             Net . . . . . . . . . .      (4,518)      611       673     (1,391)
             Per share . . . . . . .        (.84)      .11       .13       (.26)
          Common stock:
             Market price:
                  High . . . . . . .       9-7/8     9-3/8    14         13-7/8
                  Low  . . . . . . .       7-1/2     7-7/8     7-5/8     11-1/4

          September 30, 1993
          Net Sales  . . . . . . . .    $ 50,941  $ 55,905   $52,160  $  49,248
          Gross Profit . . . . . . .       5,884     7,521     5,859      4,741
          Earnings (loss) before effect
           of accounting change:
               Net . . . . . . . . .         108       563       229     (5,601)
               Per share . . . . . .         .02       .11       .04      (1.05)
          Earnings (loss):
               Net . . . . . . . . .     (48,568)      563       229     (5,601)
               Per share . . . . . .      (11.01)      .11       .04      (1.05)
          Common stock:
               Market price:
                  High . . . . . . .       3-1/8     6        10          9-3/8
                  Low  . . . . . . .       1-7/8     2-5/8     5-5/8      7-1/8

          Common stock market prices are as reported in The Wall Street Journal. Common stock is traded on the New York Stock Exchange.

          At September 30, 1994, there were 2,564 shareholders.

                             Independent Auditors' Report


     The Board of Directors
     National-Standard Company:

     We have audited the consolidated financial statements of National-Standard Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
     Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examinining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.


                                KPMG Peat Marwick LLP


     Chicago, Illinois
     November 8, 1994

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      SCHEDULE V
                            PROPERTY, PLANT AND EQUIPMENT
                    Years Ended September 30, 1994, 1993 and 1992

                             Balance     Addi-           Translation/ Balance
                           at Beginning  tions   Retire-    Other      at End
          Classification    of Period   at Cost   ments  Adjustments of Period

     (In thousands)

     Year ended September 30, 1994:
     Land                    $     344  $      0  $      0  $    (13) $     331
     Land improvements           2,453        28       (12)     (526)     1,943
     Buildings                  24,777       414        (4)   (2,777)    22,410
     Machinery and equipment   108,736     5,171    (9,506)   (4,759)    99,642
     Steel reels                 2,314       303      (164)      (90)     2,363
     Automobiles and trucks      1,671         8      (167)      (49)     1,463
     Office furniture and
       fixtures                  4,592       150       (82)       10      4,670
     Construction in progress    3,911     4,415         -         -      8,326
                             $ 148,798  $ 10,489  $ (9,935) $ (8,204) $ 141,148

     Year ended September 30, 1993:
     Land                    $     354  $     -   $     -   $    (10) $     344
     Land improvements           2,460        -         -         (7)     2,453
     Buildings                  25,000       181        -       (404)    24,777
     Machinery and equipment   114,189     2,321     2,985    (4,789)   108,736
     Steel reels                 2,450       115       199       (52)     2,314
     Automobiles and trucks      1,665        81        56       (19)     1,671
     Office furniture and
      fixtures                   4,778        99       134      (151)     4,592
     Construction in progress    2,049     1,749        -        113      3,911
                             $ 152,945  $  4,546  $  3,374  $ (5,319) $ 148,798

     Year ended September 30, 1992:
     Land                    $     358  $      -  $      -  $     (4) $     354
     Land improvements           2,470         -         -       (10)     2,460
     Buildings                  25,468       255       579      (144)    25,000
     Machinery and equipment   114,491     2,938     1,723    (1,517)   114,189
     Steel reels                 2,174       293        14        (3)     2,450
     Automobiles and trucks      1,789         4       119        (9)     1,665
     Office furniture and
      fixtures                   5,425        39       683        (3)     4,778
     Construction in progress    2,587      (761)       -        223      2,049
                             $ 154,762  $  2,768  $  3,118  $ (1,467) $ 152,945

       (1) Generally the rates of depreciation range from 7% to 12.5% for land improvements, 2% to 4% for buildings, 5% to 12.5% for machinery and equipment, 10% to 25% for automobiles and trucks and 10% to 16.7% for furniture and fixtures.
       (2)  There are reclassifications within the various categories.

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                     SCHEDULE VI
              ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                    Years Ended September 30, 1994, 1993 and 1992

                             Balance     Addi-           Translation/ Balance
                           at Beginning  tions   Retire-    Other      at End
          Classification    of Period   at Cost   ments  Adjustments of Period

     (In thousands)

     Year ended September 30, 1994:
     Land improvements       $   2,219  $     52  $    (12) $   (525) $   1,734
     Buildings                  12,592       864        (2)   (1,638)    11,816
     Machinery and equipment    85,375     5,235    (8,100)   (4,904)    77,606
     Steel reels                 1,482       135       (88)       70      1,599
     Automobiles and trucks      1,572        31      (155)      (49)     1,399
     Office furniture and
      fixtures                   3,999       202       (80)       11      4,132
                             $ 107,239  $  6,519  $ (8,437) $ (7,035) $  98,286

     Year ended September 30, 1993:
     Land improvements       $   2,158  $     68  $      -  $     (7) $   2,219
     Buildings                  11,861       974         -      (243)    12,592
     Machinery and equipment    85,159     4,998     2,204    (2,610)    85,375
     Steel reels                 1,519       181       195       (23)     1,482
     Automobiles and trucks      1,567        50        35       (10)     1,572
     Office furniture and
      fixtures                   3,978       233       126       (86)     3,999
                             $ 106,242  $  6,504  $  2,560  $ (2,947) $ 107,239

     Year ended September 30, 1992:
     Land improvements       $   2,087  $     80  $      -  $     (9) $   2,158
     Buildings                  11,019       999        87       (70)    11,861
     Machinery and equipment    81,440     5,572     1,400      (453)    85,159
     Steel reels                 1,391       146        14        (4)     1,519
     Automobiles and trucks      1,603        85       112        (9)     1,567
     Office furniture and
      fixtures                   4,344       297       657        (6)     3,978
                             $ 101,884  $  7,179  $  2,270  $   (551) $ 106,242

     (1)  There are reclassifications within the various categories.

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                    SCHEDULE VIII
                          VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended September 30, 1994, 1993 and 1992

                                                           1994    1993     1992

     (In thousands)

     Allowance for Doubtful Accounts:
      Balance at Beginning of Period . . . . . . . . . .   $ 386  $ 404   $ 634
        Additions (Recoveries) Charged
          to Costs and Expenses  . . . . . . . . . . . .      72     48      67
        Recoveries of Accounts Previously Written Off  .       -      1       3
        Deductions (Uncollectible Accounts Written Off)      (60)   (67)   (300)
     BALANCE AT END OF PERIOD  . . . . . . . . . . . . .   $ 398  $ 386   $ 404

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                     SCHEDULE IX
                                SHORT-TERM BORROWINGS

                                                                       Weighted
                                Weighted     Maximum       Average      Average
                                 Average      Amount        Amount     Interest
                                Interest   Outstanding   Outstanding     Rate
                  Balance at     Rate at      During        During      During
       Year      September 30 September 30   the Year      the Year    the Year

     (In thousands)

       1994        $ 5,668         8.2%      $  6,848      $ 5,912        9.4%

       1993          5,800         9.0%         8,335        6,715       11.3%

       1992          5,721        10.8%         7,607        5,891       13.0%

     Notes:

     Short-term borrowings during the years covered by this schedule consisted of amounts payable to banks for borrowing.

     The weighted average interest rate during the year was computed by dividing the total interest on short-term borrowings by the monthly average of short-term borrowings outstanding.

                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      SCHEDULE X
                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                For the Years Ended September 30, 1994, 1993 and 1992

                                                Charged to Costs and Expenses
                                                1994         1993        1992

     (In Thousands)

     Maintenance and Repairs . . . . . .     $ 13,404      $12,451     $ 12,865

                              NATIONAL-STANDARD COMPANY

                                  INDEX TO EXHIBITS

     Exhibit
     (3)(i)   Articles of Incorporation.

     (3)(ii)  By-Laws.

     (10)     Material Contracts.

              (a)   Management Contracts and Remunerative Plans.

              (i) National-Standard Company Restricted Stock Award Plan (incorporated by reference to Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1989 filed January 30, 1989).

              (ii) National-Standard Company Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(a)(ii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).

              (iii) National-Standard Spouse's Benefit Plan for Salaried
                    Employees (incorporated by reference to Exhibit (10)(a)(iii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).

              (iv) Amended and Restated Supplemental Compensation Agreements (incorporated by reference to Exhibit (10)(a)(iv) to Registrant's Annual Report on Form 10-K for 1992, filed February 23, 1993).

              (v)   Deferred Compensation Plan.

              (vi) National-Standard Stock Option Plan (incorporated by reference to Exhibit A to Registrant's annual Proxy Statement relating to the Annual Meeting of Shareholders held May 19, 1993, filed April 15, 1993).

              (b) Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of May 24, 1994 (incorporated by reference to Exhibit (10) to Registrant's Quarterly Report on Form 10-Q for the third quarter of 1994, filed August 5, 1994).

     (11)     Statement Regarding Earnings Per Share Calculation.

     (21)     Subsidiaries of National-Standard Company.

     (23)     Consent of Independent Auditors.

     (24)     Powers of Attorney.

     (27)     Financial Data Schedule.