Form 10-Q
period 1994-12-31
NATIONAL STANDARD CO
filed 1995-02-08
CIK 70564

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
             FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FORM 10-Q


          For the period ended              December 31, 1994


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
                                                        [X] Yes  [  ] No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of Each Class        Shares Outstanding at February 1, 1995
           Common Stock, $ .01 par value              5,370,036

          Part I.  FINANCIAL INFORMATION

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
                           ($000, Except Per Share Amounts)
                                                       Three Months Ended
                                                           December 31

                                                       1994         1993
          Net Sales                                  $58,605      $ 52,242

          Cost of sales                               50,214        46,985
            Gross profit                               8,391         5,257

          Selling and administrative expenses          5,115         8,934
            Operating profit (loss)                    3,276        (3,677)

          Interest expense                            (1,375)         (899)

          Other income                                    35            91
            Income (loss) before income taxes          1,936        (4,485)

          Income taxes                                     9            33
            Net income (loss)                        $ 1,927      $ (4,518)

          Income (loss) per share                    $   .36      $   (.84)

          Dividends per share                        $  0.00      $    0.00

          Average shares outstanding                 5,366,675    5,361,907

          See accompanying notes to financial statements.

                 National-Standard Company and Subsidiaries
                        Consolidated Balance Sheets
                                   ($000)
                                                           December 31, 1994                     September 30, 1994
         Assets                                               (Unaudited)
         Current assets:
         Cash                                                 $     581                            $     378
           Receivables, net                                      26,384                               24,682
           Inventories:
           Raw material                        $   7,818                            $   8,145
           Work-in-process                        16,427                               14,400
           Finished goods                          2,122         26,367                 2,601         25,146
           Prepaid expenses                                       4,329                                4,269
           Other current assets                                     568                                  568
              Total current assets                            $  58,229                            $  55,043

           Property, plant and equipment       $ 143,241                            $ 141,148
             Less accumulated depreciation        99,469         43,772                98,286         42,862
           Other assets                                          11,207                               10,780
                                                              $ 113,208                            $ 108,685
         Liabilities and Stockholders' Equity
         Current liabilities:
           Accounts payable                                   $  31,298                            $  29,041
           Employee compensation and benefits                     2,396                                1,780
           Accrued pension                                          115                                  115
           Other accrued expenses                                 6,940                                6,599
           Current accrued postretirement
           benefit cost                                           3,000                                3,000
           Notes payable to banks and current
             portion of long-term debt                            6,879                                8,245
             Total current liabilities                        $  50,628                            $  48,780

         Other long-term liabilities                              5,765                                5,818
         Long-term debt                                          35,369                               34,328
         Accrued postretirement benefit cost                     48,025                               48,025
         Stockholders equity:
           Common stock   $ .01 par value.
           Authorized 25,000,000 shares;
           issued 5,382,226 and 5,376,526
           shares, respectively                 $ 27,442                             $ 27,384
           Retained deficit                      (51,272)                             (53,199)
                                                $(23,830)                            $(25,815)

         Less:   Foreign currency translation
                   adjustments                     2,346                                2,102
                 Unamortized value of
                   restricted stock                  120                                   71
                 Treasury stock, at cost,
                   12,190 shares                      89                                   84
            Excess of additional pension
              liability over unrecognized
              prior service cost                     194       (26,579)                   194      (28,266)
                                                              $113,208                            $108,685
          See accompanying notes to financial statements.

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
                                        ($000)

                                                        Three Months Ended
                                                           December 31
                                                        1994          1993
     Net cash provided by operating activities        $ 3,180       $  2,771

     Investing Activities:
        Capital expenditures                           (2,676)          (893)
            Net cash used for investing activities     (2,676)          (893)

     Financing Activities:
        Net borrowings under revolving credit
          agreements                                       30         (1,218)
        Principal payments under term loans              (326)             -
        Other                                              (5)            17
           Net cash used for financing activities        (301)        (1,201)

     Net increase in cash                                 203            677

     Beginning cash                                       378            339

     Ending cash                                     $    581        $ 1,016


     Supplemental Disclosures:
       Interest paid                                 $  1,166        $   901

       Income taxes paid                             $      7        $    28

          See accompanying notes to financial statements.

                      National-Standard Company and Subsidiaries

                      Notes to Consolidated Financial Statements


    1.        In the opinion of management, all adjustments
              (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made.

              The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

    2. The results of operations for the three-month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

                      National-Standard Company and Subsidiaries
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Results of Operations

          Net sales for the three months ended December 31, 1994 increased 12.2% over the same period last year. Gross margin percentages were 14.3% for the current three-month period compared to 10.1% for the same period last year.

          The Company continues to experience an increase in demand for most of its product lines. Sales of air bag inflator filtration products increased approximately 29% over the first quarter last year, and the Company's weld wire product lines experienced 19% growth over the same time period. Last year the Company took a $4.9 million charge to earnings, as reflected in the first quarter of 1994 selling and administrative expenses, for costs associated with the close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities.

          Operations in the United Kingdom had a loss of $0.3 million in the current three-month period compared to income of $0.3 million for the same period last year. Operations in the United Kingdom continue to be scaled back to match current levels of market demand for the Company's products served from the United Kingdom. Improvement is expected in the second half of the year.

          Interest expense of $1.4 million in the current three-month period increased from $ .9 million over the same period last year, due to the combined effect of higher interest rates and a higher level of average borrowings.

          The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

          Liquidity and Capital Resources

          Total bank borrowings decreased $ .3 million during the quarter.

          During 1994, the Company entered into a long-term financing arrangement to provide up to $45.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans mature in October 1996 and are fully secured by the Company's assets.

          The Company believes adequate funding is in place to fund future growth and meet the growing demand for our products.

          Part II.  OTHER INFORMATION

                    Item 6.  Exhibits and Reports on Form 8-K

                    (a)     Exhibits.
                            (27) - Financial Data Schedule

                    (b) There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL-STANDARD COMPANY
                                      Registrant


     Date       February 6, 1995      /s/ M. B. Savitske
                                      -------------------------------------
                                      M. B. Savitske
                                      President and Chief Executive Officer


     Date       February 6, 1995      /s/ W. D. Grafer
                                      -------------------------------------
                                      W. D. Grafer
                                      Vice President, Finance