Form 10-Q
period 1995-03-31
NATIONAL STANDARD CO
filed 1995-05-04
CIK 70564

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
             FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FORM 10-Q


     For the  period ended                                    March 31, 1995

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
                                                              [X] Yes  [  ] No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of Each Class            Shares Outstanding at May 1, 1995
        Common Stock, $ .01 par value                   5,372,409

     Part I.  FINANCIAL INFORMATION

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
                           ($000, Except Per Share Amounts)

                                         Three Months Ended  Six Months Ended
                                              March 31            March 31

                                           1995     1994      1995       1994

     Net Sales                           $66,654  $58,051   $ 125,259  $110,293

     Cost of sales                        54,988   51,918     105,202    98,903
       Gross profit                       11,666    6,133      20,057    11,390

     Selling and administrative expenses   7,255    4,702      12,370    13,636


       Operating income (loss)             4,411    1,431       7,687    (2,246)

     Interest expense                     (1,431)    (902)     (2,806)   (1,801)

     Other income (expense), net             (28)     113           7       204
       Income (loss)                       2,952      642       4,888    (3,843)

     Income taxes                            160       31         169        64

       Net income (loss)                 $ 2,792  $   611   $   4,719  $ (3,907)


     Income (loss) per share             $   .52  $   .11   $     .88  $  (.73)

     Dividends per share                 $  0.00  $  0.00   $    0.00  $  0.00

     Average shares outstanding        5,369,310  5,367,064  5,367,978 5,364,455


     See accompanying notes to financial statements.


                      National-Standard Company and Subsidiaries
                             Consolidated Balance Sheets
                                        ($000)

                                           March 31, 1995    September 30, 1994
     Assets                                  (Unaudited)
     Current assets:
     Cash                                         $     819           $     378
        Receivables, net                             28,334              24,682
        Inventories:
           Raw material                 $   7,616           $   8,145
           Work-in-process                 16,750              14,400
           Finished goods                   2,220    26,586     2,601    25,146
        Prepaid expenses                              4,052               4,269
        Other current assets                            570                 568
           Total current assets                   $  60,361           $  55,043

        Property, plant and equipment   $ 146,229           $ 141,148
           Less accumulated depreciation  101,514    44,715    98,286    42,862
        Other assets                                 10,001              10,780
                                                  $ 115,077           $ 108,685
     Liabilities and Stockholders' Equity
     Current liabilities:
        Accounts payable                          $  31,661           $  29,041
        Employee compensation & benefits              2,718               1,780
        Accrued pension                                 115                 115
        Other accrued expenses                        6,650               6,599
        Current accrued postretirement
        benefit cost                                  3,000               3,000
        Notes payable to banks and current
           portion of long-term debt                  7,470               8,245
           Total current liabilities              $  51,614           $  48,780

     Other long-term liabilities                      5,800               5,818
     Long-term debt                                  33,257              34,328
     Accrued postretirement benefit cost             48,025              48,025
     Stockholders equity:


        Common stock   $ .01 par value.
        Authorized 25,000,000 shares;
        issued 5,382,226 and
        5,376,526 shares, respectively  $  27,442           $  27,384
        Retained deficit                  (48,480)            (53,199)
                                        $ (21,038)          $ (25,815)

     Less: Foreign currency translation
           adjustments                      2,176               2,102
           Unamortized value of restricted
           stock                              107                  71
           Treasury stock, at cost,
           13,885 shares                      104                  84
           Excess of additional pension
           liability over unrecognized
           prior service cost                 194   (23,619)      194   (28,266)
                                                  $ 115,077           $ 108,685

     See accompanying notes to financial statements.

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
                                        ($000)

                                                            Six Months Ended
                                                                March 31
                                                         1995            1994

     Net cash provided by operating activities       $   7,424         $  4,356

     Investing Activities:
        Capital expenditures                            (4,997)          (2,147)
             Net cash used for investing activities     (4,997)          (2,147)

     Financing Activities:
        Term loan advance                                  769            3,000
        Net borrowings under revolving credit
         agreements                                       (249)             (78)
        Principal payments under term loans             (2,486)            (660)
        Other                                              (20)               5
           Net cash used for financing activities       (1,986)           2,267

     Net increase in cash                                  441            4,476

     Beginning cash                                        378              339

     Ending cash                                     $     819         $  4,815


     Supplemental Disclosures:
        Interest paid                                $   1,345         $  1,070

        Income taxes paid                            $     109         $     55








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

     2. The results of operations for the six-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.



                      National-Standard Company and Subsidiaries
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations

     Net sales for the three- and six-month periods ended March 31, 1995 increased 14.8% and 13.6%, respectively, over the same periods last year. Gross margin percentages were 17.5% and 16.0%, respectively, for the current three- and six-month periods compared to 10.6% and 10.3%, respectively, for the same periods last year.

     The Company continues to experience an increase in demand for most of its product lines. Sales of air bag inflator filtration products for the three- and six-month periods increased approximately 38% and 39%, respectively, over the same periods last year. The Company's weld wire product lines also experienced a 31% and 25% growth over the same time periods. Last year the Company took a $4.9 million charge to earnings, as reflected in the first quarter of 1994 selling and administrative expenses, for costs associated with the close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities.

     Operations in the United Kingdom had a loss of $0.9 million in the current three-month period and a loss of $1.2 million in the current six-month period compared to a loss of $0.1 million and income of $0.2 million for the same periods last year. Included in the $0.9 million loss was $0.3 million for redundancy and severance pay for the planned reduction in administrative personnel and $0.1 million for the write-off of idle equipment. The United Kingdom is experiencing increased demand for its products and improvement is expected in the second half of the year.

     Interest expense of $1.4 million and $2.8 million, respectively, in the current three- and six-month periods increased 58.6% and 55.8%, respectively, over the same periods last year, due to the combined effect of higher interest rates and a higher level of average borrowings.

     The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

     Liquidity and Capital Resources

     Total bank borrowings decreased $2.0 million in the six-month period.

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

     Part II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits.
                   (27) - Financial Data Schedule.

            (b) There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL-STANDARD COMPANY
                                        Registrant



     Date       May 3, 1995             /s/ M. B. Savitske
                                        M. B. Savitske
                                        President and Chief Executive Officer


     Date       May 3, 1995             /s/ W. D. Grafer
                                        W. D. Grafer
                                        Vice President, Finance