Form 10-Q
period 1995-06-30
NATIONAL STANDARD CO
filed 1995-08-04
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
             FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FORM 10-Q


     For the period ended                            June 30, 1995


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
                                                              [X] Yes  [  ] No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of Each Class          Shares Outstanding at July 24, 1995
        Common Stock, $ .01 par value                   5,381,396

     Part I.  FINANCIAL INFORMATION

                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
                           ($000, Except Per Share Amounts)

                                         Three Months Ended    Nine Months Ended
                                               June 30              June 30

                                          1995      1994       1995      1994

     Net Sales                        $ 59,907   $ 52,534  $185,166  $ 162,827

     Cost of sales                      52,182     46,520   157,384    145,423
       Gross profit                      7,725      6,014    27,782     17,404

     Selling and administrative
      expenses                           5,393      4,564    17,763     18,200
       Operating income (loss)           2,332      1,450    10,019       (796)

     Interest expense                   (1,412)      (982)   (4,218)    (2,783)

     Other income, net                     197        209       204        413
       Income (loss)                     1,117        677     6,005     (3,166)

     Income taxes                           65          4       234         68

       Net income (loss)              $  1,052   $    673  $  5,771  $  (3,234)


     Income (loss) per share          $    .19   $    .13  $   1.05  $    (.60)



     See accompanying notes to consolidated financial statements.


                      National-Standard Company and Subsidiaries
                             Consolidated Balance Sheets
                                        ($000)


                                            June 30, 1995   September 30, 1994
     Assets                                  (Unaudited)
     Current assets:
     Cash                                        $    468             $     378
        Receivables, net                           25,964                24,682
        Inventories:
           Raw material                $ 10,686             $  8,145
           Work-in-process               14,501               14,400
           Finished goods                 3,792    28,979      2,601     25,146
        Prepaid expenses                            4,286                 4,269
        Other current assets                          373                   568
           Total current assets                  $ 60,070             $  55,043

        Property, plant and equipment  $146,161             $141,148
           Less accumulated depreci-
            ation                       100,912    45,249     98,286     42,862
        Other assets                                9,889                10,780
                                                 $115,208             $ 108,685
     Liabilities and Stockholders' Equity
     Current liabilities:
        Accounts payable                         $ 29,361             $  29,041
        Employee compensation and
          benefits                                  3,280                 1,780
        Accrued pension                               115                   115
        Other accrued expenses                      7,140                 6,599
        Current accrued postretirement
           benefit cost                             3,000                 3,000
        Notes payable to banks and current
           portion of long-term debt                7,445                 8,245
           Total current liabilities             $ 50,341             $  48,780

     Other long-term liabilities                    5,718                 5,818
     Long-term debt                                33,690                34,328
     Accrued postretirement benefit
      cost                                         48,025                48,025

     Stockholders equity:
        Common stock   $ .01 par value.
        Authorized 25,000,000 shares;
        issued 5,386,894 and 5,376,526
        shares, respectively           $ 27,486             $ 27,384
        Retained deficit                (47,428)             (53,199)
                                       $(19,942)            $(25,815)

     Less: Foreign currency translation
             adjustments                  2,231                2,102
           Unamortized value of
             restricted stock                95                   71
           Treasury stock, at cost,
             14,135 shares and 10,813
             shares, respectively           104                   84
           Excess of additional pension
             liability over unrecognized
             prior service cost             194   (22,566)       194    (28,266)
                                                 $115,208             $ 108,685

     See accompanying notes to consolidated financial statements.


                      National-Standard Company and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
                                        ($000)

                                                        Nine Months Ended
                                                             June 30
                                                         1995       1994

     Net cash provided by operating activities         $ 8,720    $(1,744)

     Investing Activities:
        Capital expenditures                            (7,167)    (5,034)
             Net cash used for investing activities     (7,167)    (5,034)

     Financing Activities:
        Proceeds from long-term financing arrangement    1,725     34,501
        Debt repayments, net                            (3,212    (27,627)
        Stock option proceeds                               44          0
        Other                                              (20)         2
           Net cash provided by (used for)
            financing activities                        (1,463)     6,876

     Net increase in cash                                   90         98

     Beginning cash                                        378        339

     Ending cash                                       $   468    $   437


     Supplemental Disclosures:
        Interest paid                                  $ 3,749    $ 3,196

        Income taxes paid                              $   219    $    56


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

     2. The results of operations for the nine-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     3. Earnings Per Share - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. Common shares and common stock equivalents used in calculating earnings per share for the three months ended June 30, 1995 and 1994 were 5,535,537 and 5,365,673, respectively. Common shares and common stock equivalents used in calculating earnings per share for the nine months ended June 30, 1995 and 1994 were 5,490,031 and 5,364,864, respectively.



                      National-Standard Company and Subsidiaries
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations
     Net sales for the three- and nine-month periods ended June 30, 1995 increased 14.0% and 13.7%, respectively, over the same periods last year. Gross margin percentages were 12.9% and 15.0%, respectively, for the current three- and nine-month periods compared to 11.4% and 10.7%, respectively, for the same periods last year.

     The Company continues to experience an increase in demand for most of its product lines. Sales of air bag inflator filtration products for the three- and nine-month periods increased approximately 22% and 34%, respectively, over the same periods last year. The Company's weld wire product lines also experienced a 15% and 22% growth over the same time periods. Last year the Company took a $4.9 million charge to earnings, as reflected in the first quarter of 1994 selling and administrative expenses, for costs associated with the close of the Columbiana facility and relocation of a portion of its bead and hose wire production capacity to other National-Standard facilities. Also included in the prior year first nine months' loss was $3.6 million of strike related costs associated with the Columbiana facility.

     The current quarter was adversely affected by the temporary shutdown of the Stillwater, Oklahoma bead and weld wire facility as a result of enforcement actions taken by the City of Stillwater in April. The shutdown resulted in lost sales during the third quarter of approximately $1.5 million, with a corresponding impact on earnings of approximately $0.35 million. Model year changeover, inventory realignments at major customers, and a slight softening in automotive related sales also limited the quarter's results.

     Operations in the United Kingdom had a loss of $0.2 million in the current three-month period and a loss of $1.4 million in the current nine-month period compared to a loss of $0.2 million and breakeven for the same periods last year. Included in the $1.4 million loss was $0.3 million for redundancy and severance pay for the planned reduction in administrative personnel and $0.1 million for the write-off of idle equipment.

     Interest expense of $1.4 million and $4.2 million, respectively, in the current three- and nine-month periods increased 43.8% and 51.6%, respectively, over the same periods last year, due to the combined effect of higher interest rates and a higher level of average borrowings.

     The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.


     Liquidity and Capital Resources

     Total bank borrowings decreased $1.5 million in the nine-month period.

     During 1994, the Company entered into a long-term financing arrangement to provide up to $45.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans mature in October 1996 and are fully secured by the Company's assets.

     The Company believes adequate funding is in place to fund future growth and meet the growing demand for its products.

     Part II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits.
                  (27) - Financial Data Schedule.

            (b) There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL-STANDARD COMPANY

                                        Registrant


     Date    August 4, 1995             /s/ M. B. Savitske
                                        M. B. Savitske
                                        President and Chief Executive Officer


     Date    August 4, 1995             /s/ W. D. Grafer
                                        W. D. Grafer
                                        Vice President, Finance