Form 10-K
period 1995-09-30
NATIONAL STANDARD CO
filed 1995-12-14
CIK 70564

UNITED STATES SECURITIES and EXCHANGE COMMISSION
                               Washington, DC 20549
                                     Form 10-K


  (Mark One)
  [X] ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended  September 30, 1995

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common shares held by non-affiliates of the registrant on November 30, 1995, based on the closing price of the shares on the New York Stock Exchange and assuming that 61 percent of the shares were held by non-affiliates, was approximately $36,954,686.

  As of November 30, 1995, 5,385,018 shares of common stock, par value of $ .01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 25, 1996 are incorporated by reference into Part III of this report.

  The sequential page in this report where the Exhibit Index appears is page
  34.

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



  In Fiscal Year 1995, there were no material changes to the Company's business. During the prior three years, the Company disposed of various business units and product lines as described in the following report.

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

  Wire and related products are supplied to major markets consisting of air bag filtration, tire, spring, automotive component, electric component, hydraulic hose, telecommunications, and fabricated metal products.

  The Company's wire products are generally highly competitive with a number of other producers located both in the U.S. and in foreign countries. In some cases, the Company's customers are also manufacturing products for their own use similar to those produced by the Company. The Company remains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, and Amercord, Inc. are the Company's major bead wire competitors. The Company is the major supplier of air bag filtration materials in the U.S. While there are a limited number of manufacturers in the Company's line of filtration materials, the Company regards the field as highly competitive. Competitive factors for all of the Company's products are generally considered to be price, service and product quality.

  Although wire and related products are generally basic materials or fabricated products which do not require assembly, production time is relatively short and backlog is not significant. There was a backlog of approximately $36,620,000 and $27,750,000 at September 30, 1995 and 1994, respectively.

  During 1995, the Company installed additional air bag filter manufacturing capacity at a new leased facility in Mesa, Arizona. The Company invested approximately $2,355,000 for the additional capacity, funded through available capital expenditure lines of credit.

  During 1993, the Company added air bag filter wire cloth weaving capacity at new leased facilities in Knoxville, Tennessee and Clearfield, Utah. In addition, certain air bag filtration products and manufacturing processes were relocated from the Corbin, Kentucky facility to the new facilities.

  During 1990, the Company entered into a joint venture with Toyota Tsusho America, Inc., and a group of Japanese wire weavers. The venture was established to ensure that the Company would have sufficient quantities of competitively priced woven wire cloth to maintain its position as a major supplier of filtration materials and filters for the automotive air bag market. During 1991, the venture was self-funding, requiring no cash contributions from the Company. During 1992, the Company contributed cash of $120,000 and equipment valued at $180,000 to the venture. No additional investments have been made in the venture. During 1995, the Company expanded the joint venture to a second manufacturing site for the production of wire cloth for air bag inflator filters. The expansion was funded from the venture's operating cash flow and from external financing available to the venture. Future capacity requirements will be dependent on market conditions.

  During 1994, the Company discontinued the manufacture of hose wire in North America and closed its Columbiana, Alabama facility. The North American hose wire market is served from capacity available in the Company's Kidderminster, England facility. Sufficient bead wire manufacturing capacity to serve the Company's North American market was relocated to the Company's other North American wire facilities. The Company provided $4,870,000 during the first quarter of 1994 for relocation of equipment, plant environmental stabiliza-tion, and employee severance. Approximately $2,700,000 and $1,760,000 of cash outlays related to the plant closure were made during 1994 and 1995, respectively. Cash outlays during 1996 related to the closure are expected to be $205,000, primarily for plant environmental stabilization.

  In 1993, the Company sold the Telford Wire Division, Telford, England and the Taydor Engineers business unit in Stourport, England. Proceeds of $1,344,000 were used to reduce its United Kingdom borrowings.

  During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. Prior to 1992, the facility was included in the "machinery and other products" segment. During the past seven years, the Company has undertaken to obtain New Jersey approval to transfer title for the property. Due to the environmental regulations in the State of New Jersey, title to real estate cannot be passed without the Department of Environmental Protection s written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property, which have been primarily environmental, were $304,000, $285,000, $282,000, $380,000,
  $3,027,000, $712,000, and $3,028,000 in 1995, 1994, 1993, 1992, 1991, 1990,
  and 1989, respectively. These cash outlays, up to the estimated realizable value of the property, have been reported as other assets, with the balance charged to operations. In 1995, 1994, 1993, 1992, 1991 and 1990, the Company expensed $1,110,000, $2,030,000, $0, $333,000, $3,898,000 and $2,933,000,
  respectively, associated with the project, primarily to adjust the property value to current market and to recognize the current estimated cost of soil remediation. The Company expects to spend $300,000 in 1996 on the project. Future cash outlays of approximately $3,035,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

  Environmental

  In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company had cash outlays of approximately $2,777,000, $2,531,0-00, and $1,471,000 during the 1995, 1994, and 1993 fiscal years on pollution control equipment and related operational environmental projects and proce-dures at the Company's eight North American plants. The largest annual cash outlays during 1995, 1994 and 1993 were $1,751,000, $1,740,000 and $607,000, respectively, at the closed Columbiana facility, primarily for plant environ-mental stabilization in 1995 and 1994, and environmental operational proce-dures in 1993. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $3,080,000 during 1996. During 1995, 1994 and 1993, the Company provided $3,315,000, $2,832,000 and $4,651,-
  000, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1994 provisions related to the closing of the Columbiana facility. The majority of the 1995 and 1993 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. In addition to the amounts charged to earnings, $119,000, $165,000 and $142,000 of costs were capital-ized in the respective years. The Company's actual environmental related cash outlays for 1995, 1994 and 1993 were $3,081,000, $2,816,000 and $1,753,000, respectively, of which $304,000, $285,000 and $282,000 were spent on the Clifton, New Jersey property. The Company does not expect existing regulations will have any material effect on its net earnings or competitive position.

  The Company has previously been designated a potentially responsible party
  (PRP) by the Environmental Protection Agency (EPA) for five actual or potential superfund sites, all of which have in excess of twenty other PRP's. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement at the other two sites and has previously accrued $500,000 for its share of estimated site remediat-ion based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

  On April 15, 1995, the City of Stillwater, Oklahoma issued an administrative order concerning the Company's Stillwater plant's wastewater discharge, which resulted in the plant temporarily ceasing operations. Following extensive evaluations on the plant's wastewater treatment system, a consent order was signed on April 20, 1995, allowing limited production at the plant. Follow-ing the city's approval of limited additional wastewater discharge, the plant was able to operate all manufacturing lines and return to full production on April 27, 1995. The loss of production during the period impacted third quarter earnings by $559,000.

  Litigation has been filed against the Company by the City of Stillwater, Oklahoma alleging, among other things, violations of a wastewater discharge permit at the Stillwater, Oklahoma facility. The Company has responded to the suit by filing its answer to the complaint denying the allegations. Additionally, the Company has filed counterclaims for damages resulting from the temporary suspension of operations at the facility and has begun discovery in the matter.

  The litigation is in the preliminary stages and therefore the Company cannot predict how the matter will be finally resolved. Nonetheless, based on current information, it believes that even an adverse result in such litiga-tion would not have a material adverse effect on the Company. The Company believes that it is in full compliance with the wastewater permit issued by the City of Stillwater and with all other permits needed to operate the Stillwater facility.

  General

  The Company's major raw material   steel   is purchased in several forms from
  domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1996 fiscal year. The Company also purchases a variety of component parts for use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

  The Company owns or is licensed under a number of patents covering various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include the major producers of automotive air bag restraint systems, i.e., TRW and Morton International, and some of the major tire and rubber companies, i.e., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Sumitomo), the Firestone Tire and Rubber Company (owned by Bridgestone), Gates Rubber Company, General Tire (owned by Continental), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). TRW account-ed for approximately 17%, Goodyear accounted for approximately 13%, Morton accounted for approximately 11%, and the ten largest customers, in the aggregate, accounted for approximately 60% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

  During the 1995 fiscal year, the Company spent approximately $912,000 on research and development of new products and process alternatives compared to $959,000 and $982,000 for the years ended September 30, 1994 and 1993, respectively. These cash outlays are for Company sponsored activities.

  Only three products, high carbon steel wire, low carbon steel wire, and air bag inflator filters, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 35% and 24% of total sales in 1995; 38% and 21% of total sales in 1994; and 51% and 20% of total sales in 1993. Air bag inflator filters accounted for 13% of total sales in 1995; 12% of total sales in 1994; and less than 10% of total sales in 1993.

  During 1993, the Company experienced work stoppages by the United Steelworke-rs of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant was closed on June 1, 1994, and certain production equipment was relocated to other Company facilities. The Company continued to supply product during the work stoppages. Additional costs, including security services, additional wages, and air freight, were approxi-mately $4,500,000 for the three work stoppages in 1993, and $4,266,000 for the work stoppage in Columbiana in 1994. Additionally, in 1993, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America and wrote down the value of its hose wire plating equipment by $909,000.

  At September 30, 1995, the Company employed 1,403 persons in its operations throughout the world.

  During 1993, the Company elected early adoption of The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions." The one-time transition obligation recognized at the time of adoption was $48,676,000. Primarily as a result of this accounting change, the Company has a negative net worth of $21,475,000.

  International Operations

  The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with general-ly the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1995 is included in Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restric-tions on the transfer of funds and, in certain parts of the world, political instability.

  Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1995, reflects a slight increase of approximately $100,000. This minor change is due to the U.S. dollar's position against the British pound and the Canadian dollar remaining substantially unchanged since the end of 1994. The change in exchange rates does not have a materially adverse effect on the cash flow of the international operations.

  During October 1995, the Company acquired substantially all of the inventory and equipment of Engineering and Welding Supplies, Limited, Walsall, England for approximately $800,000. The acquisition provides additional weld capacity in support of the Company's strategy to increase weld wire sales in the United Kingdom and Europe. The acquisition was funded by working capital available in the United Kingdom.

  ITEM 2. Properties

  The Company conducts its domestic operations from facilities having an aggregate floor space of approximately 1,212,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Mishawaka, Indiana (78,000 square feet); Knoxville, Tennessee (50,000 square feet); Clearfield, Utah (53,000 square feet); and Mesa, Arizona (36,000 square feet). The Knoxville facility was leased in 1993 for a five-year term with renewal options. The Clearfield facility was leased in 1993 and a renewal option was exercised in 1995 extending the terms until 1999 with additional renewal options. The Mesa facility was leased in 1994 for a five-year term with renewal options.

  The Company also operates from principal facilities in England (260,000 square feet) and Canada (107,000 square feet).

  The majority of the Company's plants are of modern construction and the remaining older plants are well maintained and considered adequate for their current use. Manufacturing of wire and wire related products is conducted at all Company facilities. The Company's plants generally are operated on a multishift basis and, while particular plants may be operating at capacity levels, overall the Company's facilities are adequate to provide for a significant increase in unit volume due to the Company's ability to redis-tribute production of similar products between Company facilities with minimal cost or inconvenience.

  ITEM 3. Legal Proceedings

  The Company is not involved in any material pending legal proceedings; however, your attention is drawn to the discussion of the Stillwater matter under Item 1.

  ITEM 4.   Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders since the last annual meeting held January 26, 1995.

  ITEM 4A.  Executive Officers of the Registrant  (Furnished in accordance with
            Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)
  The following table sets forth certain data concerning the Executive Officers of the Registrant, all of whom are elected annually by the Board of Direc-tors. Some of the Officers of the Registrant also serve as Directors or Officers of the subsidiaries.
                                                             Date Assumed
           Name        Age        Present Position         Present Position

  Michael B. Savitske   54   President and Chief Executive Officer 1989
  William D. Grafer     50   Vice President, Finance               1987
  David L. Lawrence     48   Treasurer, Assistant Secretary        1987
  Rene J. VanSteelandt  57   General Counsel and Secretary         1991

  All of the above-named officers of the Registrant have been employees of the Company for more than five years.

                                     PART II.

  ITEM 5.Market for the Registrant's Common Equity and Related Shareholder
  Matters

  Common stock market prices, information on stock exchanges and number of shareholders is included in Note 14 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1995 or 1994, nor during the portion of fiscal 1996 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

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

                            1995      1994       1993       1992      1991

  For the Year:
  Net sales             $247,420   $ 217,916  $ 208,254  $215,133   $232,695
  Operating profit
    (loss)              $ 12,924   $  (1,110) $  (1,055) $     44   $(15,783)
  Net earnings (loss)
    before effect of
    accounting change   $  7,350   $  (4,625) $  (4,701) $ (5,885)  $(22,885)
  Net earnings (loss)   $  7,350   $  (4,625) $ (53,377) $ (5,885)  $(22,885)
  At Year-End:
  Shareholders' equity  $(21,475)  $ (28,266) $ (24,827) $ 25,320   $ 29,237
  Net current assets    $ 10,471   $   6,263  $     (39) $  1,483   $  4,740
  Total assets          $116,099   $ 108,685  $ 103,976  $113,939   $119,009
  Long-term debt        $ 34,152   $  34,328  $  24,100  $ 29,346   $ 37,338
  Ratio of current
    assets to current
    liabilities        1.2 : 1.0   1.1 : 1.0  1.0 : 1.0 1.0 : 1.0  1.1 : 1.0
  Common shares out-
    standing               5,385       5,366      5,359     4,502      4,479

  Average common shares
    outstanding used
    in per share
    calculations           5,373       5,365      5,085     4,379      4,276
  Number of employees      1,403       1,282      1,248     1,460      1,473
  Per Common Share:
  Earnings (loss)
    before effect of
    accounting change   $   1.37   $  (  .86) $(    .92) $  (1.34)  $  (5.36)
  Net earnings (loss)   $   1.37   $  (  .86) $  (10.50) $  (1.34)  $  (5.36)
  Dividends declared    $    .00   $     .00  $     .00  $    .00   $    .00


  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except share data)

  Results of Operations

  Net sales for the year of $247,420 were 14% above 1994, as sales of air bag inflator filtration products increased 32% over 1994 due to the significant growth of that market segment and the Company's position as the leading supplier of those materials in North America. The Company's weld wire product lines experienced 19% growth over 1994 due primarily to improving North American automotive sales. Growth in both products is expected to continue for at least the next several years.

  Net sales for 1994 of $217,916 were 4.6% above 1993 due primarily to growth in air bag materials business. During 1994, the Company experienced in-creased demand for its air bag materials and weld wire product lines, as sales increased 68% and 15%, respectively, over 1993. These increases were offset by a decline in hose wire sales as the Company ceased the manufacture of hose wire in North America during 1993, and a decline in bead wire sales due to the impact of the work stoppage at Columbiana early in 1994 and work stoppages at customer facilities at the end of 1994. During 1993, sales for remaining operations decreased 3.2% as increased sales of air bag filtration materials and welding wire were offset by lower sales from business units sold in 1992 and 1991.

  Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $17,165 and the air bag filtration materials sales have increased 226%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:

                            1995       1994       1993      1992      1991
  Net Sales
    Remaining operations  $ 247,420  $216,937  $197,418  $193,863  $ 176,517
    Divested operations           -       979    10,836    21,270     56,178
    Total                 $ 247,420  $217,916  $208,254  $215,133  $ 232,695

  Gross Profit
    Remaining operations  $  37,328  $ 25,069  $ 24,283  $ 24,314  $  16,215
    Divested operations           -    (1,213)     (278)    1,138      6,579
    Total                 $  37,328  $ 23,856  $ 24,005  $ 25,452  $  22,794
  Gross Profit %
    Remaining operations      15.1%      11.6%     12.3%     12.5%       9.2%
    Divested operations        -       (123.9)%    (2.6)%     5.4%      11.7%
    Total                     15.1%      10.9%     11.5%     11.8%       9.8%


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

  During 1993, the Company experienced work stoppages by the United Steelworke-rs of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant was struck on June 1, 1993. The plant operated during the remainder of 1993 and through May 1994 with replacement workers and personnel from other Company facilities. The Company continued to supply product during the work stoppages. Additional costs including security services, additional wages, and air freight were approximately $4,500 for the three work stoppages in 1993. In addition, as a result of the work stoppage in Columbiana, the Company discontinued hose wire plating in North America in 1993 and wrote down the value of its hose wire plating equipment by $909.

  During 1994, the additional costs of operating the Columbiana facility including security services, additional wages, and freight were approximately $4,266. In addition, during 1994, the Company provided $4,870 for the closure of the Columbiana plant. The closure provision is included in selling and administrative expense as noted on page 11.

  Between 1990 and 1992, the political changes that occurred in the Eastern Bloc countries had a negative effect on International business activity, and a general slowdown in the Company's Western European markets caused a 10% decline in volume of major product lines. This decline caused capacity in international operations to be under-utilized in 1992. During 1993, sales to other worldwide markets from international operations increased 8%, resulting in better capacity utilization and improved operating results. During 1994, sales from international operations decreased 5% as new worldwide capacity was added in Copperply and bead wire and aggressive pricing affected bead and hose wire margins. During 1995, sales increased 7% due to increased demand for all products.

  In recent years, the Company has not been able to raise prices in line with inflation and rising raw material costs due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure in
  the Company's automotive markets.   Since 1990, inflation as measured by the
  Consumer Price Index has risen 15%, while average selling prices have risen only 4%. Had selling prices increased 15%, sales in 1995 would have been approximately $275,000.

  In 1993, the Company sold the Telford Wire Division and Taydor Engineers business units in England. Proceeds of $1,344 were used to reduce its United Kingdom borrowings.

  In 1993, environmental expense provisions totaling $3,600 were recorded to:
  (1) decommission hose wire plating equipment and dispose of hazardous materials normally used in the plating process, (2) provide for soil remedia-tion at an unused fill site, and (3) provide for the closure of waste water surface impoundments which are no longer in use. In 1994, additional environmental expense provisions of $700 relating to the disposal of hazard-ous materials normally used in the hose wire plating process were recorded.

  During 1995, 1994 and 1993, the Company provided $3,315, $2,832 and $4,651, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1994 provisions were made in the Company's first quarter and are related to the closing of the Columbiana facility. The majority of the 1995 and 1993 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. In addition to the amounts charged to earnings, $119, $165 and $142 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1995, 1994 and 1993 were $3,081, $2,816 and $1,753, respectively, of which $304, $285 and $282 were spent on the Clifton, New Jersey property.

  The Company has previously been designated a potentially responsible party
  (PRP) by the Environmental Protection Agency (EPA) for five actual or potential superfund sites, all of which have in excess of twenty other PRP's. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement at the other two sites and has previously accrued $500 for its share of estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

  On April 15, 1995, the City of Stillwater, Oklahoma issued an administrative order concerning the Company's Stillwater plant's wastewater discharge, which resulted in the plant temporarily ceasing operations. Following extensive evaluations on the plant's wastewater treatment system, a consent order was signed on April 20, 1995, allowing limited production at the plant. Follow-ing the city's approval of limited additional wastewater discharge, the plant was able to operate all manufacturing lines and return to full production on April 27, 1995. The loss of production during the period impacted third quarter earnings by $559.

  Litigation has been filed against the Company by the City of Stillwater, Oklahoma alleging, among other things, violations of a wastewater discharge permit at the Stillwater, Oklahoma facility. The Company has responded to the suit by filing its answer to the complaint denying the allegations. Additionally, the Company has filed counterclaims for damages resulting from the temporary suspension of operations at the facility and has begun discov-ery in the matter.

  The litigation is in the preliminary stages and therefore the Company cannot predict how the matter will be finally resolved. Nonetheless, based on current information, it believes that even an adverse result in such litiga-tion would not have a material adverse effect on the Company. The Company believes that it is in full compliance with the wastewater permit issued by the City of Stillwater and with all other permits needed to operate the Stillwater facility.

  The Company has reviewed its current environmental projects which are expected to be completed in 1996 and all environmental regulations and acts to ensure continuing compliance. In 1996, the Company expects to spend $300 on the Clifton, New Jersey project. Future cash outlays of approximately $3,035 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $3,080 on environmentally related capital and operational projects, of which $600 will be charged against 1996 earnings.

  In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strate-gic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

  In 1995, 1994, 1993, and 1992, $2,842, $6,955, $2,390, and $2,677, respec-
  tively, the net cost of restructuring the Company in those years, including net loss on sale of fixed assets and product lines of $0, $0, $196, and $1,451, respectively; the write-off of nonproductive facilities and obsolete inventory of $120, $4,219, $909, and $681, respectively; severance costs of the salaried and hourly workforce, and provision for transferring manufac-turing of certain product lines between plants, is included in selling and administrative costs. The 1995 and 1994 net cost of restructuring also included $1,400 and $1,700 respectively, for the Columbiana plant environmen-tal stabilization. The Company will incur no further material cash outflows related to the restructuring.

  The Company expects to increase selling and administrative expense in 1996 by $3,000 due to additional management, quality and engineering personnel. The additional employees will focus on quality, process improvements and plant modernization. The increase in expense is expected to be funded by improved operating margins in all the Company's product lines.

  The following summary shows the changing level of selling and administrative expense and identifies selling and administrative expense directly attribut-able to divested operations and amounts attributable to restructuring activi-ties.


                             1995      1994      1993      1992       1991

  Selling and Admin-
   istrative Expense:
  Remaining operations     $ 21,562  $ 18,011  $ 22,549  $ 21,970  $ 20,813
  Divested operations             -         -       121       761     4,987
  Restructuring costs      $  2,842     6,955     2,390     2,677    12,777
  Total                    $ 24,404  $ 24,966  $ 25,060  $ 25,408  $ 38,577
  As a Percent of Sales
  Remaining operations         8.7%      8.3%     11.4%     10.6%     10.7%
  Divested operations             -        -      22.1%      9.0%     13.6%
  Total                        9.9%     11.5%     12.0%     11.8%     16.6%

  The net effect of all the above elements is seen in the Company's operating profit (loss).


                             1995      1994      1993      1992       1991
  Operating Profit (Loss)
  Remaining operations     $ 15,766  $  7,058  $  1,547  $  2,739  $ (2,968)
  Divested operations             -    (1,213)     (212)      (18)      (38)
  Restructuring costs        (2,842)   (6,955)   (2,390)   (2,677)  (12,777)
  Total                    $ 12,924  $ (1,110) $ (1,055) $     44  $(15,783)

  Operating profit  by Geographic Area  is presented  in Note  13 of   Notes  to
  Consolidated Financial Statements in Item 8.


  Interest expense, including capitalized interest, increased in 1995 and 1994 due to higher interest rates in both years and higher average borrowings in 1995.

                             1995      1994      1993      1992       1991

  Interest expense         $  5,631  $  3,885  $  3,742  $  4,990  $  6,653
  Capitalized interest     $      0  $    168  $    100  $     50  $    166
  Average borrowings       $ 41,567  $ 36,572  $ 37,240  $ 45,743  $ 56,760
  Average interest rate       13.2%     11.1%     10.3%     11.0%     12.0%


  Other income in 1995 and 1994 is primarily the Company's share of profits in the joint venture.

  In 1995, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to the Company's utilization of net operating loss carryforwards.

  In 1994, income taxes as a percentage of pre-tax loss vary from the domestic statutory rate primarily due to the Company's inability to record a tax benefit on losses.

  Financial Condition

  Prior to the net income of $7,350 in 1995, the Company experienced net losses of $4,625, $53,377, $5,885, and $22,885 in 1994, 1993, 1992, and 1991,
  primarily due to changes in accounting, restructuring charges, and environ-mental provisions. Working capital increased $6,139 in 1995 as current assets increased to support the higher sales in air bag inflator filtration materi-als and increased $6,302 in 1994 due to increased current assets.

  Net cash from 1995 operations of $10,586 was due primarily to improved results from operations.

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

  Net cash from operations was $9,070 and $6,057 in 1993 and 1992, respective-ly, due primarily to the $6,015 increase in Accounts Payable and actual operating results. Of the 1993 and 1992 cash flow from operations of $15,127, $7,314 was invested in property, plant, and equipment, and $7,813 was used for debt reduction. During 1994, the Company completed its plan to exit non-profitable and non-strategic product lines and subsidiaries. In accordance with this plan, certain facilities and product lines were sold in 1993 and 1992, and the proceeds of $2,037 were used for additional debt reduction. During 1993, the Company sold the Telford Wire Division, using the proceeds to reduce debt. In October 1992, the Company sold its interest in the Indian affiliate and the Taydor Engineers business unit, using the proceeds to reduce debt. During 1993 and 1992, the Company reduced its debt by $12,182.

  During 1995, 1994, and 1993, the Company invested $22,685 in property, plant and equipment. Approximately one-third of this amount relates to the Company's commitment to automotive air bag inflator filters and filter media. The Company's total capital expenditures for 1996 are expected to be $8,000, primarily for projects to add filtration material and weld wire capacity and improve quality and operating efficiencies. While divestiture activities and debt reductions have affected the Company's cash flow in recent years, it expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. With the completion of the restructuring activities, the Company was able to obtain new long- and short-term financing in 1994 and increase and extend this financing in 1995. The Company is confident that adequate long- and short-term financing will be available in the future.


                           1995       1994       1993       1992      1991

  Current ratio         1.2 : 1.0  1.1 : 1.0   1.0 : 1.0 1.0 : 1.0  1.1 : 1.0
  Total debt to total
     capital, excluding
     SFAS No. 106
     adjustment           57.9%      65.2%       57.4%     62.9%      61.3%
  Long-term debt to
     total capital,
     excluding SFAS
     No. 106 adjustment   48.1%      52.5%       41.8%     43.0%      49.5%


  The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

  ITEM 8. Financial Statements and Supplementary Data

  The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedules are set forth on pages 15 to 33 of this Report and are incorporated herein by reference.

  ITEM 9. Disagreements on Accounting and Financial Disclosure

  Not applicable.

                                     PART III

  ITEM 10.  Directors and Executive Officers of the Registrant

  Identification of Directors

  Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 25, 1996 is incorporated herein by reference.

  In respect of information as to the Company's Executive Officers, see the caption "Executive Officers of the Registrant" at the end of Part I of this report.

  ITEM 11.  Executive Compensation

  The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 25, 1996 is incorporated herein by reference.

  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 25, 1996 is incorporated herein by reference.

  ITEM 13.     Certain Relationships and Related Transactions

  The information set forth under the caption "Information Regarding Other Transactions" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 25, 1996 is incorporated herein by reference.

                                      PART IV

  ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

          1. Financial Statements and Schedules

             The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

          2. Exhibits

             The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

      (b) There were no reports on Form 8-K filed during the three months ended September 30, 1995.

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

  Dated:  December 1, 1995



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  HAROLD G. BERNTHAL     Director              )
  DAVID F. CRAIGMILE     Director              )-By: /s/ Rene J. VanSteelandt
  JOHN E. GUTH, JR.      Chairman of the Board )         Rene J. VanSteelandt
  ERNEST J. NAGY         Director              )         Attorney-in-Fact
  CHARLES E. SCHROEDER   Director              )
  DONALD F. WALTER       Director              )         December 1, 1995


                             NATIONAL-STANDARD COMPANY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                           Page Reference
                                                            in Report on
                                                              Form 10-K

  Consolidated Statements of Operations for the years ended
   September 30, 1995, 1994, and 1993                            16

  Consolidated Statements of Shareholders' Equity for the
   years ended September 30, 1995, 1994, and 1993                17

  Consolidated Balance Sheets at September 30, 1995 and 1994     18

  Consolidated Statements of Cash Flows for the years ended
   September 30, 1995, 1994 and 1993                             19

  Notes to Consolidated Financial Statements                    20-31

  Report of Independent Auditors                                 32

  Schedule:
      II.  Valuation and Qualifying Accounts                     33

  Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands Except Share Data)


                                                 Year Ended September 30
                                                 1995      1994       1993


  Net sales . . . . . . . . . . . . . . .   $247,420   $ 217,916  $ 208,254
  Cost of sales   . . . . . . . . . . . .    210,092     194,060    184,249
  Gross profit  . . . . . . . . . . . . .     37,328      23,856     24,005
  Selling and administrative expenses . .     24,404      24,966     25,060
     Operating profit (loss)  . . . . . .     12,924      (1,110)    (1,055)
  Interest expense  . . . . . . . . . . .     (5,631)     (3,885)    (3,742)
  Other income, net . . . . . . . . . . .        296         426         96
     Income (loss) before income taxes
     and effect of accounting change  . .      7,589      (4,569)    (4,701)

  Income taxes  . . . . . . . . . . . . .        239          56         -

     Income (loss) before effect of
     accounting change  . . . . . . . . .      7,350      (4,625)    (4,701)

  Effect of accounting change . . . . . .          -           -    (48,676)

  Net income (loss) . . . . . . . . . . .   $  7,350   $  (4,625) $ (53,377)

  Income (loss) per share before effect
   of accounting change . . . . . . . . .   $   1.37   $    (.86) $  (  .92)

  Income (loss) per share . . . . . . . .   $   1.37   $    (.86) $  (10.50)


  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Dollars in Thousands except Share Data)


                                                                                            Excess of
                                                                                           Additional
                                                                                             Pension
                                                                                            Liability
                                                              Receivable       Unamortized  Over Un-
                                 Retained  Cumulative   Trea-    ESOP    Prepaid Value of  recognized
                       Common    Earnings Translation    sury   Common    ESOP  Restricted    Prior
                        Stock    (Deficit) Adjustment   Stock    Stock   Expense  Stock   Service Cost
  Balance at Septem-
     ber 30, 1992     $ 24,096  $  4,803  $   (407) $    (93) $ (1,169) $   (175) $    (62) $ (1,673)

  Restricted stock
     award activity                                       (3)
  ESOP payments                                                  1,152
  Prepaid ESOP expense
     amortization                                                            175
  Restricted stock
     amortization                                                                       20
  Stock contributed
     to pension trust    2,745
  Stock issuance            91                            29
  Adjustment for
     foreign currency
     translation                            (2,018)
  Adjustment of pension
     liability                                                                                 1,039
  Net loss for 1993              (53,377)

  Balance at Septem-
     ber 30, 1993     $ 26,932  $(48,574) $ (2,425) $    (67) $    (17) $      -  $    (42) $   (634)

  Restricted stock
     award activity         68                           (18)                          (62)
  ESOP payments                                                     17
  Restricted stock
     amortization                                                                       33
  Deferred debt
     discount              384
  Stock issuance                                           1
  Adjustment for
     foreign currency
     translation                               323
  Adjustment of
     pension liability                                                                 440
  Net loss for 1994               (4,625)

  Balance at Septem-
     ber 30, 1994     $ 27,384  $(53,199) $ (2,102) $    (84) $      -  $      -  $    (71) $   (194)

  Restricted stock
     award activity         58                           (21)                          (54)
  Restricted stock
     amortization                                                                       40
  Stock options
     exercised             152
  Stock issuance                                           1
  Adjustment for
     foreign currency
     translation                              (103)

  Adjustment of
     pension liability                                                                (632)
  Net loss for 1995                7,350

  Balance at Septem-     ber 30, 1995     $ 27,594  $(45,849) $ (2,205) $   (104) $      -  $      -  $    (85) $   (826)

See accompanying notes to consolidated financial statements.


                                 NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands except Share Data)


                                                          September 30
                                                         1995      1994
  Assets
  Current assets:
     Cash   . . . . . . . . . . . . . . . . . . . . .    $  2,064  $    378
     Receivables, less allowance for doubtful
      accounts ($398 and $398, respectively)  . . . .      26,071    24,682
     Inventories  . . . . . . . . . . . . . . . . . .      26,388    25,146
     Other current assets         . . . . . . . . . .       4,350     4,837
     Total current assets   . . . . . . . . . . . . .      58,873    55,043
  Property, plant and equipment, net  . . . . . . . .      44,650    42,862
  Other assets      . . . . . . . . . . . . . . . . .      12,576    10,780
                                                         $116,099  $108,685
  Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . .    $ 26,605  $ 29,041
     Employee compensation and benefits   . . . . . .       3,319     1,780
     Accrued pension  . . . . . . . . . . . . . . . .         965       115
     Other accrued expenses   . . . . . . . . . . . .       7,813     6,599
     Current accrued postretirement benefit cost  . .       2,700     3,000
     Notes payable to banks and current portion
       of long-term debt  . . . . . . . . . . . . . .       7,000     8,245
     Total current liabilities  . . . . . . . . . . .      48,402    48,780
  Other long-term liabilities . . . . . . . . . . . .       6,365     5,818
  Long-term debt  . . . . . . . . . . . . . . . . . .      34,152    34,328
  Accrued postretirement benefit cost . . . . . . . .      48,655    48,025
  Shareholders' equity:
     Common stock - $.01 par value.
       Authorized 25,000,000 shares; issued 5,399,094 and
          5,376,526 shares, respectively  . . . . . .      27,594    27,384
     Preferred stock - $1.00 par value.
       Authorized 600,000 shares; issued none--
     Retained earnings (deficit)  . . . . . . . . . .     (45,849)  (53,199)
     Cumulative translation adjustment  . . . . . . .      (2,205)  ( 2,102)
     Treasury stock, at cost; 14,076 and 10,813 shares,
       respectively . . . . . . . . . . . . . . . . .        (104)  (    84)
     Unamortized value of restricted stock  . . . . .         (85)  (    71)
     Excess of additional pension liability over
       unrecognized prior service cost  . . . . . . .        (826)  (   194)

                                                          (21,475)  (28,266)
                                                         $116,099  $108,685

  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands except Share Data)


                                                  Year Ended September 30
                                                  1995      1994      1993
  Operating Activities:
  Net earnings (loss) . . . . . . . . . . .    $  7,350  $ (4,625) $(53,377)
  Non-cash charges (credits) to earnings:
    Depreciation and amortization . . . . .       6,217     6,552     6,524
    Prepaid ESOP expense amortization . . .           -         -       175
    Postretirement benefit transition
      obligation  . . . . . . . . . . . . .           -         -    48,676
    Loss on divested operations and
      asset writedowns  . . . . . . . . . .           -     4,254       196
  Changes in short-term assets and
      liabilities, net of dispositions:
    Receivables . . . . . . . . . . . . . .      (1,389)      160     1,967
    Inventories . . . . . . . . . . . . . .      (1,242)   (1,786)     (207)
    Other current assets  . . . . . . . . .         487      (733)        7
    Accounts payable  . . . . . . . . . . .      (2,436)   (2,301)    3,918
    Employee compensation and benefits,
       accrued pension,and other accrued
       expenses . . . . . . . . . . . . . .       3,303    (3,270)   (2,258)
    Currency translation effect on
       short-term assets and liabilities  .        (167)      812    (2,033)
  Changes in other long-term assets
       and liabilities        . . . . . . .      (1,537)    2,025     5,482
    Net cash provided by operating
       activities . . . . . . . . . . . . .      10,586     1,088     9,070

  Investing Activities:
    Capital expenditures  . . . . . . . . .      (7,650)  (10,489)   (4,546)
    Divestiture proceeds, net . . . . . . .           -         -     2,037
    Disposal of property, plant and
      equipment . . . . . . . . . . . . . .          73       256        -
       Net cash used for investing
         activities . . . . . . . . . . . .      (7,577)  (10,233)   (2,509)

  Financing Activities:
    Term loan advance . . . . . . . . . . .       1,471    20,062        -
    Net borrowings under revolving



      credit agreements . . . . . . . . . .        (345)    4,048    (4,955)
    Principal payments under term loans . .      (2,581)  (14,932)   (3,836)
    Purchases of treasury stock . . . . . .         (20)      (11)       -
    Stock option proceeds . . . . . . . . .         152         -        -
    Decrease in notes receivable due
      from ESOP . . . . . . . . . . . . . .           -        17     1,152
    Net cash (used for) provided by
      financing activities  . . . . . . . .      (1,323)    9,184    (7,639)
    Net increase (decrease) in cash . . . .       1,686        39    (1,078)
    Cash at beginning of year . . . . . . .         378       339     1,417
    Cash at end of year . . . . . . . . . .    $  2,064  $    378  $    339

  Supplemental Disclosures:
    Interest paid . . . . . . . . . . . . .    $  4,994  $  4,480  $  3,842
    Income taxes paid . . . . . . . . . . .    $    255  $     56  $     -

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

     Translation of Currencies - The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." In the application of this accounting standard, ex-change adjustments resulting from foreign currency transactions are recognized currently in income. Adjustments resulting from the translation of financial statements are reflected as a separate component of sharehol-ders' equity.

     Inventories - Inventories are stated at lower of cost or replacement market. Cost for the material content of domestic steel inventories is determined on the last-in, first-out (LIFO) method; the cost for other inventories is determined on the first-in, first-out (FIFO) method.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. For tax purposes, depreciation has generally been computed on a straight-- line basis over prescribed lives.

     Research and Development - Research and development costs are expensed currently. The Company expended $912, $959 and $982 in 1995, 1994 and 1993, respectively, on research and development activities.

     Earnings Per Share - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. Nonleveraged unallocated shares in the Company Employee Stock Ownership Plan are not considered outstanding for purposes of calculating earnings per share. Common shares used in calculating earnings per share for 1995, 1994, and 1993 were 5,373,000, 5,365,000 and 5,085,000, respectively.

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

     Effective October 1, 1992, the Company elected early adoption of SFAS No.
     109. The adoption of SFAS No. 109 had no effect on the financial state-ments of the Company.

     Postretirement Benefits Other than Pensions - In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the cost of postretireme-nt benefits be recognized during an employee's years of service versus on a pay-as-you-go basis upon retirement. SFAS No. 106 was not required to be adopted by the Company until fiscal 1994; however, early adoption was elected effective October 1, 1992.

     Reclassification - Certain 1994 and 1993 amounts in the Consolidated Financial Statements have been reclassified to conform with 1995 presenta-tion.

  2. INVENTORIES

                                                           1995      1994

          . . . . . . . . . . . . . . . . . . . . . .
     Finished goods   . . . . . . . . . . . . . . . .    $  1,059  $  2,601
     Work in process  . . . . . . . . . . . . . . . .      15,383    14,400
     Raw material (including certain partially
       processed materials) . . . . . . . . . . . . .       9,946     8,145
                                                         $ 26,388  $ 25,146


     The material content of domestic steel inventories amounting to $16,532 and $13,854 at September 30, 1995 and 1994, respectively, is valued on a LIFO basis. Had the FIFO method been used, inventory would have been $4,914 and $4,009 higher than that reported at September 30, 1995 and 1994, respectively.

  3. PROPERTY, PLANT AND EQUIPMENT


                                                           1995      1994



     Cost:
     Land   . . . . . . . . . . . . . . . . . . . . .    $    331  $    331
     Land improvements  . . . . . . . . . . . . . . .       1,943     1,943
     Buildings  . . . . . . . . . . . . . . . . . . .      23,440    22,410
     Machinery and equipment  . . . . . . . . . . . .     115,249   108,138
     Construction in progress   . . . . . . . . . . .       5,872     8,326
                                                          146,835   141,148
     Less accumulated depreciation  . . . . . . . . .     102,185    98,286
                                                         $ 44,650  $ 42,862


     The Company had capitalized interest costs of $0, $168, and $100 in 1995, 1994, and 1993 with respect to qualifying construction projects. Total interest cost incurred before recognition of the capitalized amounts was $5,631, $4,053, and $3,842 in 1995, 1994, and 1993, respectively.

  4. RETIREMENT BENEFITS

     The Company and its subsidiaries have several pension plans covering substantially all employees, including certain employees in foreign countries. The Company's policy is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required contribution.

     The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheet at Septem-ber 30, 1995 and 1994:

                                                          Assets  Accumulated
                                                          Exceed   Benefits
                                                        Accumulated Exceed
                                                         Benefits   Assets
     1995
     Actuarial present value of benefit obligations:
       Vested benefit obligation  . . . . . . . . . .    $ 65,212  $ 11,671
       Accumulated benefit obligation . . . . . . . .    $ 65,809  $ 12,109
     Projected benefit obligation for service
       rendered to-date . . . . . . . . . . . . . . .    $ 71,123  $ 12,718
     Plan assets at fair value  . . . . . . . . . . .      89,701    11,082
     Plan assets in excess of (less than)
       projected benefit obligation . . . . . . . . .      18,578    (1,636)
     Unrecognized net (gain) loss from past
       experience, different from that assumed  . . .      (7,432)      315
     Prior service cost not yet recognized
       in net periodic pension cost . . . . . . . . .         445       343
     Unrecognized net asset at October 1, 1985
       being recognized over 15 years . . . . . . . .        (475)      (59)
     Unrecognized net asset for the United Kingdom
       plan at October 1, 1989 being recognized
       over 12.6 years  . . . . . . . . . . . . . . .      (3,815)       -
     Additional minimum liability   . . . . . . . . .          -     (1,203)
     (Accrued) prepaid pension cost   . . . . . . . .    $  7,301  $ (2,240)
     Intangible asset   . . . . . . . . . . . . . . .    $     -   $    377
     Charge to equity (excess of additional
       pension liability over unrecognized
       prior service cost)  . . . . . . . . . . . . .    $     -   $    826

     1994
     Actuarial present value of benefit obligations:



             Vested benefit obligation  . . . . . . .    $ 62,020  $  2,915
            Accumulated benefit obligation  . . . . .    $ 62,786  $  3,061
     Projected benefit obligation for service
       rendered to-date . . . . . . . . . . . . . . .    $ 67,587  $  3,061
     Plan assets at fair value  . . . . . . . . . . .      88,758     2,828
     Plan assets in excess of (less than)
       projected benefit obligation . . . . . . . . .      21,171      (233)
     Unrecognized net (gain) loss from past
       experience, different from that assumed  . . .     (13,294)      194
     Prior service cost not yet recognized
       in net periodic pension cost . . . . . . . . .         238       147
     Unrecognized net asset at October 1, 1985
       being recognized over 15 years . . . . . . . .        (699)       41
     Unrecognized net asset for the United Kingdom
       plan at October 1, 1989 being recognized
       over 12.6 years  . . . . . . . . . . . . . . .      (4,374)        -
     Additional minimum liability   . . . . . . . . .           -      (382)
     (Accrued) prepaid pension cost   . . . . . . . .    $  3,042  $   (233)
     Intangible asset   . . . . . . . . . . . . . . .    $      -  $    188
     Charge to equity (excess of additional
       pension liability over unrecognized
       prior service cost)  . . . . . . . . . . . . .    $      -  $    194


     Net pension cost related to Company-sponsored plans included the following components:


                                                   1995     1994       1993
     Service costs -- benefits earned
      during the year   . . . . . . . . . .    $  1,546  $  1,467  $  1,436
     Interest cost on projected benefit
      obligation  . . . . . . . . . . . . .       6,001     5,814     5,985
     Actual return on plan assets   . . . .     (15,300)   (5,995)  (17,739)
     Net amortization and deferral  . . . .       4,871    (3,084)    9,863
     Benefit curtailment recognition  . . .           -       284        -
     Net periodic pension income  . . . . .    $ (2,882) $ (1,514) $   (455)


     The weighted average discount rate and rate of increase in future compensation levels used in determining the 1995 actuarial present value of the projected benefit obligation were 7.75% and 4%, respectively, for U.S. plans and 8.5% and 6.5%, respectively, for foreign plans. The 1994 rates were 8.75% and 5%, respectively, for U.S. plans and 9% and 7%, respectively, for foreign plans. The 1995 and 1994 expected long-term rate of return on assets was 10.5% in 1995 and 1994 for U.S. plans and 9.5% and 10% in 1995 and 1994, respectively, for foreign plans.

     In August of 1992, the Internal Revenue Service temporarily waived the minimum funding standard for certain of the Company's domestic defined benefit pension plans for plan years ending December 31, 1990 and 1991. These waivers were granted in accordance with Section 412(d) of the Internal Revenue Code and Section 303 of the Employee Retirement Income Security Act of 1974. The Company made contributions to the plans in 1992 of $1,460. During 1993, the Company contributed $765 to the plans. In January 1993, the Company contributed 844,513 shares of previously authorized and unissued common stock valued at $2,745. The Company's pension plans owned shares of the Company's common stock representing slightly less than 10% of the plans' asset value immediately after the January 1993 contribution. The plans currently own 1,475,079 shares of the Company's common stock. The Company made contributions to the plans in 1995 and 1994 of $187 and $238, respectively. The Company has made the contributions necessary to fully fund several of the plans which previously received funding waivers. For those plans with remaining waiver amortization bases, the Company intends to comply with all conditions of the waivers, including elimination of the waiver amortization bases in installments through 1996.

     The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $265 for 1995, $248 for 1994, and $1,191 for 1993.

  5. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefits for all eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis which totalled $2,697 for 1995, $2,794 for 1994, and $3,500 for 1993.

     Excluding the one-time transition charge of $48,676 in 1993, the adoption of SFAS No. 106 effective October 1, 1992 had the effect of increasing the Company's net loss by $753 for 1993.


     The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheet at September 30, 1995 and 1994:

                                                           1995       1994

     Accumulated postretirement benefit obligation:
          Retirees  . . . . . . . . . . . . . . . . .   $(33,520)  $(33,358)
          Fully eligible active plan participants . .     (2,390)    (1,723)
          Other active plan participants  . . . . . .     (5,235)    (3,980)
                                                          (41,145)  (39,061)
          Plan assets at fair value . . . . . . . . .           -        -
          Accumulated postretirement benefit
           obligation in excess of plan assets  . . .     (41,145)  (39,061)
          Unrecognized prior service cost . . . . . .      (2,241)        -
          Unrecognized net (gain) loss from past
           experience different from that assumed
           and from changes in assumptions  . . . . .      (7,969)  (11,964)
          Accrued postretirement benefit cost . . . .   $(51,355)  $(51,025)


     The accrued postretirement benefit cost includes approximately $2,700 and $3,000 of expected 1996 and 1995 payments, respectively, that are included in the balance sheet as a current liability.

     Net periodic postretirement benefit cost included the following components:

                                                           1995       1994
          Service cost -- benefits attributed to
           service during the period  . . . . . . . .   $    298   $    410
          Interest on accumulated postretirement
           benefit obligation . . . . . . . . . . . .      3,296      3,980
          Net amortization and deferral . . . . . . .       (567)         -
          Net periodic postretirement benefit cost  .   $  3,027   $  4,390


     For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be approximately 9% for 1996; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 by $3,806 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $336.

     The 1995 and 1994 weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.75% and 8.75%, respectively. The weighted-average discount rates used in determining the 1995 and 1994 net periodic postretirement benefit cost and the transition obligation were 8.75% and 7.75%, respectively.

  6. OTHER ASSETS

                                                           1995       1994

     Notes receivable, net  . . . . . . . . . . . . .   $    108   $    365
     Equity in affiliates . . . . . . . . . . . . . .        500        450
     Property held for sale . . . . . . . . . . . . .      3,856      4,680
     Intangible pension asset . . . . . . . . . . . .        377        188
     Prepaid pension cost   . . . . . . . . . . . . .      6,027      2,924
     Other    . . . . . . . . . . . . . . . . . . . .      1,708      2,173
                                                        $ 12,576   $ 10,780


     In 1994, the Company closed its Columbiana, Alabama facility and is continuing its preparation for sale.

     During the past seven years, the Company has undertaken a project to obtain New Jersey approval to transfer title for property it owns in Clifton, New Jersey. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1995, 1994, and 1993, the Company expensed $1,110, $2,030, and $0, respectively, associated with the project.

  7. DEBT

                                                           1995       1994

     Credit arrangement expiring in November 1995,
       interest at 10.25% in 1995 and 9.25% in 1994 .   $    685   $  1,707

     Revolving credit arrangement expiring on
       October 1, 1997, interest at prime plus
       1.75% in 1995 and 2.0% in 1994 . . . . . . . .     20,658     19,447

     Promissory notes payable in monthly installments
       with the balance due October 1, 1997, interest
       at prime plus 2.0% in 1995 and 2.25% in 1994 .     16,277     17,357

     Various debt due to 1997   . . . . . . . . . . .        130        112

     Foreign subsidiary short-term operating lines of
       credit with interest at approximately 8.75%
       in 1995 and 7.75% in 1994  . . . . . . . . . .      3,402      3,950
              . . . . . . . . . . . . . . . . . . . .     41,152     42,573
     Less short-term debt and current portion of long-
       term debt included in current liabilities  . .      7,000      8,245
                                                        $ 34,152   $ 34,328


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

     Aggregate maturities on long-term debt, based upon the credit agreements for the three fiscal years subsequent to September 30, 1996, amount to $2,852 in 1997, $31,300 in 1998, and $0 in 1999. There are no maturities extending beyond 1999.

  8. LEASES

     Minimum rental commitments under noncancellable operating leases, primarily machinery and equipment, in effect at September 30, 1995 were:

                 1996 . . . . . . . . . . .      $3,616
                 1997 . . . . . . . . . . .       2,553
                 1998 . . . . . . . . . . .       2,085
                 1999 . . . . . . . . . . .       1,609
                 2000 . . . . . . . . . . .           5
                 Later years  . . . . . . .           0

     Operating lease rental expense was $4,353 in 1995, $2,626 in 1994, and $2,485 in 1993.

  9. INCOME TAXES

     The domestic and foreign components of earnings (loss) before income taxes are as follows:
                                              1995         1994       1993

     Domestic   . . . . . . . . . . . . .    $   7,462  $ (3,861)  $(54,609)
     Foreign  . . . . . . . . . . . . . .          127      (708)     1,232
                                             $   7,589  $ (4,569)  $(53,377)

     The provisions for income taxes are as follows:

                                              1995         1994       1993
     Currently payable:
        Domestic  . . . . . . . . . . . .    $     216  $     -    $      -
        Foreign   . . . . . . . . . . . .           23       56           -
                                             $     239  $    56    $      -

     At September 30, 1995, the Company had tax loss carryforwards of $27,900 in the United States, $7,800 in the United Kingdom and $1,000 in Canada. The United Kingdom carryforward period is unlimited; however, if not utilized to offset future taxable income, $1,900 of the United States loss will expire in 2002, $3,500 in 2004, $8,100 in 2005, $12,400 in 2006, $900
     in 2008, and $1,100 in 2009. The period for utilizing the majority of the Canadian loss will expire in 1996.

     At September 30, 1995, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and 2003, $100.

     A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:


                                  1995            1994             1993
                              Actual   %      Actual   %      Actual     %
     Taxes at federal
      statutory rate         $2,656   35.0  $(1,553)(34.0)  $ (18,148)(34.0)
     ESOP amortization            -      -        -     -          60    .1
     Utilization of net
      operating loss
      carryforward           (2,541) (33.5)       -     -          -     -
     Foreign                     23     .3       56   1.2          -     -
     Losses with no current
      benefit                    92    1.2    1,558  34.1      18,496  34.7
     Other                        9     .1       (5)  (.1)       (408)  (.8)
                             $  239    3.1  $    56   1.2   $      -     -

     The net deferred tax asset included the following components:


                                                           1995       1994
     Deferred tax assets
          Accrued postretirement benefits . . . . . .    $ 17,974  $ 17,349
          Net operating loss carryforwards  . . . . .      12,698    14,884
          Tax credit carryforwards  . . . . . . . . .       1,395     1,396
          Environmental reserves  . . . . . . . . . .       2,488     2,381
          Depreciation  . . . . . . . . . . . . . . .           -     1,371
          Inventory reserves  . . . . . . . . . . . .       1,047     1,250
          Reserve against property held for sale  . .       3,635     3,014
          Other . . . . . . . . . . . . . . . . . . .       3,030     2,819
                                                           42,267    44,464
     Valuation allowance  . . . . . . . . . . . . . .     (38,544)  (42,512)
                                                            3,723     1,952
     Deferred tax liabilities
          Fixed assets  . . . . . . . . . . . . . . .      (1,488)     (871)
          Pension . . . . . . . . . . . . . . . . . .      (2,235)   (1,081)
                                                           (3,723)   (1,952)
     Net deferred   . . . . . . . . . . . . . . . . .    $      0  $      0


     The undistributed earnings of foreign subsidiaries amounting to $2,880 are intended to be reinvested; however, those earnings remitted to the parent company should have little or no additional tax under relevant current statutes.

  10.  OTHER INCOME (EXPENSE), NET

                                              1995      1994      1993

            . . . . . . . . . . . . . . .
       Joint venture  . . . . . . . . . .    $  200    $  300    $    -
       Rent . . . . . . . . . . . . . . .       204       200       255
       Other  . . . . . . . . . . . . . .      (108)      (74)     (159)
                                             $  296    $  426    $   96


  11.  LITIGATION

       The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consoli-dated financial statements.

  12.  COMMON STOCK

       The status of the stock option plans which provide for the purchase of the Company's common stock by officers and key employees is summarized as follows:

                                                          Options Outstanding
                                                           Number     Option
                                                          of Shares   Price

       Balance, September 30, 1992  . . . . . . . . .      49,976    $  555
       Transactions during 1993:
            Options granted . . . . . . . . . . . . .     320,500     2,764
            Options expired . . . . . . . . . . . . .      (2,200)      (32)
            Options cancelled . . . . . . . . . . . .      (5,983)      (67)
       Transactions during 1994:
            Options expired . . . . . . . . . . . . .     (23,988)     (287)
            Options cancelled . . . . . . . . . . . .      (8,000)      (69)
       Transactions during 1995:
            Options granted . . . . . . . . . . . . .      70,000       744
            Options cancelled . . . . . . . . . . . .      (5,000)      (43)
            Options exercised . . . . . . . . . . . .     (16,868)     (152)
       Balance, September 30, 1995  . . . . . . . . .     378,437    $3,413


       The Long-Term Incentive Plan, under which all options were previously granted, expired September 17, 1990; however, during 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Compensation Committee of the Board of Directors, which consists of four members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares is the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1995 and 1993, 70,000 and 320,500 options, respectively, were granted to a group of key management employ-ees. The exercise price is $10-5/8 for all options granted in 1995 and $8-5/8 for those granted in 1993.

       A Restricted Stock Award Program ("Plan") was established in 1989. The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1995, certain employees held 16,075 shares of restricted common stock of the Company. Awards for 5,700 and 8,500 of these shares were granted in 1995 and 1994, respectively, with 2,875 subsequently vesting or being forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

       All stock options outstanding at September 30, 1995 are currently exercisable.

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

       Intersegment sales are billed at approximate market prices and are eliminated in consolidation. Sales to unaffiliated customers which individually totaled 10% or more of consolidated sales include sales to three customers in 1995 of $41,163, $31,276, and $27,915, sales to three customers in 1994 of $38,038, $27,621, and $25,583, and sales to one customer in 1993 of $42,292.

       Operating profit is total sales less operating expenses and does not include general corporate expenses, interest, equity in income of affiliate, loss on sale of subsidiary, and income taxes. General corporate expense includes certain nonrecurring costs. Included in 1995, 1994 and 1993, respectively, are approximately $2,842, $6,955, and $2,390 of costs associated with divestitures and restructuring. Included in the divestiture and restructuring costs in 1995 and 1994 are $1,110 and $2,030, respectively, for costs associated with the Athenia Steel property project in Clifton, New Jersey. The information reported for geographic areas necessarily includes allocations of shared expenses and the cost of assets. Assets not identified to geographic areas are principally cash and investments.


                                                Year Ended September 30
                                               1995        1994       1993
       GEOGRAPHIC AREAS
       Net Sales
       United States  . . . . . . . . .     $191,262   $ 170,667  $ 159,520
       Foreign  . . . . . . . . . . . .       57,342      51,579     54,719
       Eliminations <F1>  . . . . . . .       (1,184)     (4,330)    (5,985)
                                            $247,420   $ 217,916  $ 208,254
       Operating Profit (Loss)
       United States  . . . . . . . . .     $ 17,847   $   8,628  $   3,620
       Foreign  . . . . . . . . . . . .          864         197      2,324
        Segment Operating Profit (Loss)       18,711       8,825      5,944
       General Corporate Expense  . . .       (5,787)     (9,935)    (6,999)
                                            $ 12,924   $  (1,110) $  (1,055)
       Total Assets
       United States  . . . . . . . . .     $ 70,806   $  62,933  $  65,142
       Foreign  . . . . . . . . . . . .       23,588      24,348     26,088
       Corporate  . . . . . . . . . . .       21,705      21,404     12,746

                                            $116,099   $ 108,685  $ 103,976

       <F1> Represents primarily sales of foreign wire to the United States.

       The net assets of foreign subsidiaries included in the consolidated figures at appropriate rates of exchange are as follows:

                                                            1995      1994

       Net current assets . . . . . . . . . . . . . .    $  3,922  $  2,679
       Plant, equipment and other assets, net of
        long-term debt, deferred taxes, and other
        long-term liabilities . . . . . . . . . . . .       4,055     5,210

                                                         $  7,977  $  7,889

  14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        First    Second     Third    Fourth
                                       Quarter   Quarter   Quarter   Quarter
       September 30, 1995
       Net sales  . . . . . . . .      $58,605   $66,654   $59,907   $62,254
       Gross profit . . . . . . .        8,391    11,666     7,725     9,546
       Earnings:
        Net . . . . . . . . . . .        1,927     2,792     1,052     1,579
        Per share . . . . . . . .          .36       .52       .19       .29
       Common stock:
        Market price:
          High  . . . . . . . . .       13-5/8  13          16-3/4    16-3/8
          Low . . . . . . . . . .        9-3/8    10-1/4    11-1/4    13-1/4

       September 30, 1994
       Net sales  . . . . . . . .      $52,242   $58,051   $52,534   $55,089
       Gross profit . . . . . . .        5,257     6,133     6,014     6,452
       Earnings (loss):
         Net  . . . . . . . . . .       (4,518)      611       673    (1,391)
         Per share  . . . . . . .         (.84)      .11       .13      (.26)
       Common stock:
         Market price:
           High . . . . . . . . .        9-7/8     9-3/8  14          13-7/8
           Low  . . . . . . . . .        7-1/2     7-7/8     7-5/8    11-1/4


       Common stock market prices are as reported in The Wall Street Journal. Common stock is traded on the New York Stock Exchange.

       At September 30, 1995, there were 2,370 shareholders.

                           Independent Auditors' Report


  The Board of Directors
  National-Standard Company:

  We have audited the consolidated financial statements of National-Standard Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.


                               KPMG Peat Marwick LLP



  Chicago, Illinois
  November 8, 1995

                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended September 30, 1995, 1994 and 1993

                                                       1995    1994     1993


  (In thousands)

  Allowance for Doubtful Accounts:
   Balance at Beginning of Period . . . . . . . . . .   $ 398   $ 386  $ 404
     Additions (Recoveries) Charged to
       Costs and Expenses . . . . . . . . . . . . . .      28      72     48
     Recoveries of Accounts Previously Written Off  .       -       -      1
     Deductions (Uncollectible Accounts Written Off)      (28)    (60)   (67)
  BALANCE AT END OF PERIOD  . . . . . . . . . . . . .   $ 398   $ 398  $ 386


                             NATIONAL-STANDARD COMPANY

                                 INDEX TO EXHIBITS

  Exhibit
  (3)(i)   Articles of  Incorporation  (incorporated  by  reference  to  Exhibit
           (3)(i) to Registrant's Annual Report on Form 10-K for 1994, filed December 14, 1994).

  (3)(ii)  By-Laws   (incorporated   by   reference  to   Exhibit   (3)(ii)   to
           Registrant's Annual  Report on Form 10-K for 1994, filed December 14,
           1994).

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

           (v)   Deferred   Compensation  Plan  (incorporated  by  reference  to
                 Exhibit (10)(a)(v) to Registrant's Annual Report on Form 10-K for 1994, filed December 14, 1994).

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