Form 10-Q
period 1995-12-31
NATIONAL STANDARD CO
filed 1996-02-08
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended December 31, 1995
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
                                                         [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class         Shares Outstanding at February 1, 1996
   Common Stock, $ .01 par value                   5,380,396

Part I.  FINANCIAL INFORMATION

                   National-Standard Company and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                        ($000, Except Per Share Amounts)

                                             Three Months Ended
                                                 December 31

                                               1995      1994
Net Sales
                                             $60,531
                                                       $58,605

Cost of sales                                 52,968    50,214
  Gross profit                                 7,563     8,391

Selling and administrative expenses            5,336     5,115
  Operating profit                             2,227     3,276

Interest expense                              (1,335)   (1,375)

Other income                                   3,622        35
  Income before income taxes                   4,514     1,936


Income taxes                                     170         9
  Net income                                  $4,344    $1,927


Income (loss) per share                      $   .81   $   .36

Dividends per share                          $  0.00   $  0.00

Average shares outstanding                   5,384,606 5,366,675


See accompanying notes to financial statements.



                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


                                     December 31, 1995 September 30, 1995
                                        (Unaudited)
Assets
Current assets:
Cash                                         $   410            $ 2,064
   Receivables, net                           26,175             26,071
   Inventories:
      Raw material                  $11,292            $ 9,946
      Work-in-process                17,811             15,383
      Finished goods                  1,147   30,250     1,059   26,388
   Prepaid expenses                            4,263              4,000
   Other current assets                          326                350
      Total current assets                   $61,424            $58,873

   Property, plant and equipment   $147,619           $147,034
      Less accumulated
        depreciation                103,264   44,355   102,384   44,650
   Other assets                               12,467             12,576
                                            $118,246           $116,099
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $30,375            $26,605
   Employee compensation and benefits          2,290              3,319
   Accrued pension                               965                965
   Other accrued expenses                      7,763              7,813
   Current accrued postretirement benefit cost 2,700              2,700
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)      18,098                  -
   Current portion of long-term debt           5,475              7,000
      Total current liabilities              $67,666            $48,402

Notes payable under revolving credit agreement
     expiring October 1997 (see Note 2)            -             20,658
Other long-term debt                          12,788             13,494
Other long-term liabilities                    6,321              6,365
Accrued postretirement benefit cost           48,655             48,655
Stockholders equity:
   Common stock -- $ .01 par value.
   Authorized 25,000,000 shares;
   issued 5,402,644 and 5,399,094
   shares, respectively             $27,630            $27,594
   Retained deficit                 (41,505)           (45,849)
                                   $(13,875)          $(18,255)


Less:
  Foreign currency translation
    adjustments                      2,120              2,205
     Unamortized value of restricted
       stock                           109                 85
     Treasury stock, at cost, 28,748
       and 14,076 shares,
       respectively                    254                104
     Excess of additional pension
       liability over unrecognized
       prior service cost              826  (17,184)      826     (21,475)
                                           $118,246              $116,099
See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)

                                                  Three Months Ended
                                                      December 31
                                                    1995       1994

Net cash provided by operating activities         $ 4,447    $ 3,180

Investing Activities:
   Capital expenditures                            (1,217)    (2,676)
        Net cash used for investing activities     (1,217)    (2,676)

Financing Activities:
   Net borrowings (reduction) under revolving
     credit agreements                             (4,027)       512
   Principal payments under term loans               (707)      (808)
   Other                                             (150)        (5)
      Net cash used for financing activities       (4,884)      (301)

Net increase (decrease) in cash                    (1,654)       203

Beginning cash                                      2,064        378

Ending cash                                       $   410    $   581


Supplemental Disclosures:
   Interest paid                                  $ 1,171    $ 1,166

   Income taxes paid                              $     1    $     7


See accompanying notes to financial statements.



                   National-Standard Company and Subsidiaries

                   Notes to Consolidated Financial Statements


1. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

2. On November 16, 1995, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at December 31, 1995. Amounts outstanding under this agreement were classified as long-term debt at September 30, 1995. There have been no changes in the terms of the Company's revolving credit agreement since September 30, 1995. Debt under the revolving credit agreement would have been classified as long-term debt at December 31, 1995 had the EITF opinion not been issued.

3. The results of operations for the three-month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.




                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended December 31, 1995 increased 3.3% over the same period last year. Gross margin percentages were 12.5% for the current three-month period compared to 14.3% for the same period last year.

Sales of air bag inflator filtration products increased approximately 12% over the first quarter last year, while the Company's weld wire product lines experienced an 11% decline over the same time period. Operating margins were $2.2 million compared to $3.3 million for the same period last year, resulting from a slowdown in the automotive industries and sales of lower margin products.

Net income for the quarter was $4.3 million or 81 cents per share versus $1.9 million or 36 cents per share for the same period last year. This year's net income includes approximately $3.5 million from the sale of shares of Allmerica Financial Corporation which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946.

Operations in the United Kingdom were breakeven in the current three-month period compared to a net loss of $0.3 million for the same period last year on slightly higher sales. The United Kingdom continues to experience increased demand for its products and continued improvement is expected for the remainder of the year.

Interest expense of $1.3 million in the current three-month period decreased 4% over the same period last year, as a lower level of average borrowings was offset by higher interest rates.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

Liquidity and Capital Resources

Total borrowings decreased $4.7 million during the quarter, due primarily to the sale of the Allmerica Financial Corporation shares.

During 1994, the Company entered into a long-term financing arrangement, which was modified in September 1995, to provide up to $51.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans mature in October 1997 and are fully secured by the

Company's assets.

The Company believes adequate funding is in place to fund future growth and meet the market demand for our products.


Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
          (10)  Material Contracts
              (i)   National-Standard Company Targeted Retirement Benefit Plan.
              (ii)  National-Standard Company Deferred Compensation Plan.

          (27)  Financial Data Schedule

       (b) There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date       February 8, 1996        /s/ M. B. Savitske

                                   M. B. Savitske
                                   President and Chief Executive Officer


Date       February 8, 1996        /s/ W. D. Grafer

                                   W. D. Grafer
                                   Vice President, Finance