Form 10-Q
period 1996-03-31
NATIONAL STANDARD CO
filed 1996-05-10
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                      March 31, 1996


Commission file number                         1-3940


                            National-Standard Company
             (Exact name of registrant as specified in its charter)

                     Indiana                           38-1493458
      State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

      1618 Terminal Road, Niles, Michigan                  49120
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
                                                         [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class            Shares Outstanding at May 1, 1996
   Common Stock, $ .01 par value                   5,333,772

Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)

                                    Three Months Ended        Six Months Ended
                                         March 31                 March 31

                                      1996        1995       1996        1995
Net Sales                           $66,016     $66,654    $ 126,547   $ 125,259
Cost of sales                        57,476      54,988      110,444     105,202
  Gross profit                        8,540      11,666       16,103      20,057

Selling and administrative expenses   5,748       7,255       11,084      12,370
  Operating income                    2,792       4,411        5,019       7,687

Interest expense                     (1,273)     (1,431)      (2,608)     (2,806)
Other income (expense), net              92         (28)       3,714           7
  Income                              1,611       2,952        6,125       4,888

Income taxes                            101         160          271         169

  Net income                        $ 1,510     $ 2,792      $ 5,854     $ 4,719


Income per share                    $   .28     $   .52      $  1.09     $   .88

Dividends per share                 $  0.00     $  0.00      $  0.00     $  0.00

Average shares outstanding        5,374,709   5,369,310    5,379,684   5,367,978

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


Assets                                March 31, 1996   September 30, 1995
Current assets:                         (Unaudited)
Cash                                          $    718            $ 2,064
   Receivables, net                             25,677             26,071
   Inventories:
      Raw material                  $ 12,250            $  9,946
      Work-in-process                 16,146              15,383
      Finished goods                   1,617    30,013     1,059   26,388
   Prepaid expenses                              3,668              4,000
   Other current assets                            304                350
      Total current assets                     $60,380            $58,873

   Property, plant and equipment    $149,246  $147,034
      Less accumulated depreciation  104,409    44,837   102,384   44,650
   Other assets                                 12,595             12,576
                                              $117,812           $116,099
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                           $ 28,404            $26,605
   Employee compensation and benefits            2,903              3,319
   Accrued pension                                 965                965
   Other accrued expenses                        8,716              7,813
   Current accrued postretirement benefit cost   2,700              2,700
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)        16,214                  -
   Current portion of long-term debt             6,974              7,000
      Total current liabilities               $ 66,876            $48,402

Notes payable under revolving credit agreement
     expiring October 1997 (see Note 2)              -             20,658
Other long-term debt                            12,081             13,494
Other long-term liabilities                      6,043              6,365
Accrued postretirement benefit cost             48,655             48,655
Shareholders' equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,409,144 and
   5,399,094 shares, respectively   $27,688            $27,594
   Retained deficit                 (39,995)           (45,849)
                                   $(12,307)          $(18,255)
Less:
     Foreign currency translation
       adjustments                    2,160              2,205
     Unamortized value of restricted
	stock                            97                 85
     Treasury stock, at cost, 52,372
	and 14,076 shares,
	respectively                    453                104
     Excess of additional pension
	liability over unrecognized
	prior service cost               826  (15,843)     826    (21,475)
                                             $117,812            $116,099
See accompanying notes to financial statements.

                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)

                                                   Six Months Ended
                                                       March 31
                                                    1996       1995

Net cash provided by operating activities         $ 8,059    $ 7,424

Investing Activities:
   Capital expenditures                            (3,391)    (4,997)
        Net cash used for investing activities     (3,391)    (4,997)

Financing Activities:
   Term loan advance                                    -        769
   Net borrowings (reduction) under revolving
	credit agreements			   (4,309)      (249)
   Principal payments under term loans             (1,414)    (2,486)
   Stock option proceeds                               58          -
   Other                                             (349)       (20)
      Net cash used for financing activities       (6,014)    (1,986)

Net increase (decrease) in cash                    (1,346)       441

Beginning cash                                      2,064        378

Ending cash                                       $   718    $   819


Supplemental Disclosures:
   Interest paid                                  $ 2,314    $ 2,329

   Income taxes paid                              $   176    $   109






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

2. On November 16, 1995, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at March 31, 1996. Amounts outstanding under this agreement were classified as long-term debt at September 30, 1995. There have been no changes in the terms of the Company's revolving credit agreement since September 30, 1995. Debt under the revolving credit agreement would have been classified as long-term debt at March 31, 1996 had the EITF opinion not been issued.

3. The results of operations for the six-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.




                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended March 31, 1996 decreased 1.0% over the same period last year, while net sales for the six-month period ended March 31, 1996 increased 1.0% over the same period last year. Gross margin percentages were 12.9% and 12.7%, respectively, for the current three- and six-month periods compared to 17.5% and 16.0%, respectively, for the same periods last year.

Sales of air bag inflator filtration products for the three- and six-month periods increased approximately 4% and 8%, respectively, over the same periods last year. The Company's weld wire product lines, however, experienced an 11% decline over the same time periods. Operating income for the three- and six-month periods were $2.8 million and $5.0 million, respectively, compared to $4.4 million and $7.7 million, respectively, for the same periods last year, resulting from a slowdown in the automotive industries and sales of lower margin products. Net income for the six-month period ended March 31, 1996 was $5.9 million or $1.09 per share versus $4.7 million or $0.88 per share for the same period last year. This year's net income includes approximately $3.5 million from the sale of shares of Allmerica Financial Corporation, which the company received as a result of the demutualization of the State Mutual Life Assurance Company of America, in which the Company had participated since 1946.

During the second quarter, the City of Stillwater, Oklahoma and National-Standard Company announced that they had reached a settlement of their lawsuits pending in Federal Court in Oklahoma City. The suits, which began in May 1995, concerned operations at the Company's Stillwater plant, compliance with a City-issued wastewater discharge permit, and the shutdown of the Company's plant last April. Each side claimed that it had been damaged by the other's actions.

As part of the settlement, National-Standard has agreed to pay $1.6 million to the City. Substantially all costs and expenses related to the action with the City of Stillwater have now been either accrued or paid. Net income during the current three- and six-month periods was adversely affected by $0.2 million and $0.8 million, respectively, for legal expenses and settlement costs.
Both the City and National-Standard believe their settlement represents a significant step forward in their relationship. Both parties are committed to continuing their dialogue and to striving to avoid any recurrence of the events of last April. Both the City and the Company believe that the citizens of Stillwater and the employees and customers of National-Standard will benefit from the resolution of these disputes and their continued cooperation.

Operations in the United Kingdom had a loss of $0.3 million in each of the current three- and six-month periods compared to a loss of $0.9 million and $1.2 million for the same periods last year. The United Kingdom is experiencing increased demand for its products and continued improvement is expected in the second half of the year.

Interest expense of $1.3 million and $2.6 million, respectively, in the current three- and six-month periods decreased 11.0% and 7.1%, respectively, over the same periods last year, due to the combined effect of lower interest rates and a lower level of average borrowings.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

Liquidity and Capital Resources

Total borrowings decreased $5.7 million in the six-month period, due primarily to the sale of the Allmerica Financial Corporation shares and cash flow from operations.

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


Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
              (27)  Financial Data Schedule

       (b) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date       May 10, 1996            /s/ M. B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date        May 10, 1996           /s/ W. D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance