Form 10-Q/A
period 1996-03-31
NATIONAL STANDARD CO
filed 1996-08-09
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
        FORM 10-Q/A   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q/A


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

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date     August 8, 1996            /s/ M. B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date     August 8, 1996            /s/ W. D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance