Form 10-Q
period 1996-06-30
NATIONAL STANDARD CO
filed 1996-08-09
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended               June 30, 1996


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

        Title of Each Class          Shares Outstanding at August 1, 1996
   Common Stock, $ .01 par value                   5,333,772

Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)

                                    Three Months Ended  Nine Months Ended
                                          June 30            June 30

                                      1996     1995      1996     1995

Net Sales                           $60,853  $59,907   $187,400  $185,166

Cost of sales                        52,722   52,182    163,166   157,384
  Gross profit                        8,131    7,725     24,234    27,782
Selling and administrative expenses   5,624    5,393     16,708    17,763
  Operating income                    2,507    2,332      7,526    10,019

Interest expense                     (1,151)  (1,412)    (3,759)   (4,218)

Other income, net                        97      197      3,811       204
  Income                              1,453    1,117      7,578     6,005

Income taxes                             84       65        355       234

  Net income                        $ 1,369  $ 1,052   $  7,223  $  5,771


Income per share                    $   .26  $   .19   $   1.35  $   1.05




See accompanying notes to financial statements.



                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


Assets                                                                June 30, 1996                 September 30, 1995
Current assets:                                                        (Unaudited)
Cash                                                                         $      1,163                    $     2,064
   Receivables, net                                                                24,964                         26,071
   Inventories:
      Raw material                                            $     10,451                    $      9,946
      Work-in-process                                               15,187                          15,383
      Finished goods                                                 1,353         26,991            1,059        26,388
   Prepaid expenses                                                                 3,883                          4,000
   Other current assets                                                               201                            350
      Total current assets                                                   $     57,202                    $    58,873

   Property, plant and equipment                              $    152,277                    $    147,034
      Less accumulated depreciation                                106,302         45,975          102,384        44,650
   Other assets                                                                    13,137                         12,576
                                                                             $    116,314                    $   116,099
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                          $     25,845                    $    26,605
   Employee compensation and benefits                                               2,592                          3,319
   Accrued pension                                                                    965                            965
   Other accrued expenses                                                           6,918                          7,813
   Current accrued postretirement benefit cost                                      2,700                          2,700
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)                                           18,248                              -
   Current portion of long-term debt                                                7,400                          7,000
      Total current liabilities                                              $     64,668                    $    48,402

Notes payable under revolving credit agreement
     expiring October 1997 (see Note 2)                                                 -                         20,658
Other long-term debt                                                               11,344                         13,494
Other long-term liabilities                                                         6,247                          6,365
Accrued postretirement benefit cost                                                48,655                         48,655
Shareholders' equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,409,144 and
   5,399,094 shares, respectively                             $     27,688                    $     27,594
   Retained deficit                                                (38,626)                        (45,849)
                                                              $    (10,938)                   $    (18,255)

Less:    Foreign currency translation adjustments                    2,120                           2,205
         Unamortized value of restricted stock                          87                              85
         Treasury stock, at cost, 75,372 and 14,076
            shares, respectively                                       629                             104
         Excess of additional pension liability over
            unrecognized prior service cost                            826        (14,600)             826       (21,475)
                                                                             $    116,314                    $   116,099

See accompanying notes to financial statements.

                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)


                                                                                            Nine Months Ended
                                                                                                 June 30
                                                                                          1996               1995

Net cash provided by operating activities                                            $     9,757         $    8,720

Investing Activities:
   Capital expenditures                                                                   (6,122)            (7,167)
        Net cash used for investing activities                                            (6,122)            (7,167)

Financing Activities:
   Term loan advance                                                                         849                769
   Net borrowings (reduction) under revolving credit agreements                           (2,687)              (416)
   Principal payments under term loans                                                    (2,231)            (1,840)
   Stock option proceeds                                                                      58                 44
   Other                                                                                    (525)               (20)
      Net cash used for financing activities                                              (4,536)            (1,463)

Net increase (decrease) in cash                                                             (901)                90

Beginning cash                                                                             2,064                378

Ending cash                                                                          $     1,163         $      468


Supplemental Disclosures:
   Interest paid                                                                     $     3,370         $    3,749

   Income taxes paid                                                                 $       267         $      219






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

2. On November 16, 1995, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at June 30, 1996. Amounts outstanding under this agreement were classified as long-term debt at September 30, 1995. There have been no changes in the terms of the Company's revolving credit agreement since September 30, 1995. Debt under the revolving credit agreement would have been classified as long-term debt at June 30, 1996 had the EITF opinion not been issued.

3. The results of operations for the nine-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Earnings Per Share - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. The average number of shares of common stock outstanding for the three- and nine-month periods ended June 30, 1996 were 5,338,164 and 5,365,895, respectively. Common shares and common stock equivalents used in calculating earnings per share for the three- and nine-month periods ended June 30, 1995 were 5,535,537 and 5,490,031, respectively.




                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended June 30, 1996 increased 1.6% over the same period last year, while net sales for the nine-month period ended June 30, 1996 increased 1.2% over the same period last year. Gross margin percentages were 13.4% and 12.9%, respectively, for the current three- and nine-month periods compared to 12.9% and 15.0%, respectively, for the same periods last year.

Sales of air bag inflator filtration products for the three- and nine-month periods increased approximately 3% and 7%, respectively, over the same periods last year. The Company's weld wire product lines experienced a 2% increase for the three-month period and a 7% decrease for the nine-month period over the same period last year. Operating income for the three- and nine-month periods was $2.5 million and $7.5 million, respectively, compared to $2.3 million and $10.0 million, respectively, for the same periods last year, resulting from a slowdown in the automotive industries and sales of lower margin products. Net income for the nine-month period ended June 30, 1996 was $7.2 million or $1.35 per share versus $5.8 million or $1.05 per share for the same period last year. This year's net income includes approximately $3.5 million from the sale of shares of Allmerica Financial Corporation, which the company received as a result of the demutualization of the State Mutual Life Assurance Company of America, in which the Company had participated since 1946.

During the second quarter, the City of Stillwater, Oklahoma and the Company announced that they had reached a settlement of their lawsuits pending in Federal Court in Oklahoma City. The suits, which began in May 1995, concerned operations at the Company's Stillwater plant, compliance with a City-issued wastewater discharge permit, and the shutdown of the Company's plant last April. Each side claimed that it had been damaged by the other's actions.

As part of the settlement, the Company paid $1.6 million to the City. Substantially all costs and expenses related to the action with the City of Stillwater have now been either accrued or paid. Net income during the current three- and nine-month periods was adversely affected by $0.1 million and $0.9 million, respectively, for legal expenses and settlement costs.

As a result of the settlement, the Company and the City have established an ongoing dialogue in order to avoid a recurrence of the events which led to the lawsuits.

Operations in the United Kingdom had a loss of $0.2 million and $0.5 million in the current three- and nine-month periods compared to a loss of $0.2 million and $1.4 million for the same periods last year. In the nine-month period, the United Kingdom has increased weld wire sales 25% over 1995. Weld sales are expected to continue at the higher level in the fourth quarter of the year.

Interest expense of $1.2 million and $3.8 million, respectively, in the current three- and nine-month periods decreased 18.5% and 10.9%, respectively, over the same periods last year, due to the combined effect of lower interest rates and a lower level of average borrowings.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

Liquidity and Capital Resources

Total borrowings decreased $4.1 million in the nine-month period, due primarily to the sale of the Allmerica Financial Corporation shares and cash flow from operations.

During 1994, the Company entered into a long-term financing arrangement, which was modified in September 1995, to provide up to $51.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans mature in October 1997 and are fully secured by the Company's assets.

The Company believes that adequate funding is in place to satisfy future demands for its products.


Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
          (27) Financial Data Schedule

       (b) There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date          August 9, 1996
                                   /s/ M. B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date         August 9, 1996
                                   /s/ W. D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance