Form 10-K405
period 1996-09-30
NATIONAL STANDARD CO
filed 1996-12-12
CIK 70564

UNITED STATES SECURITIES and EXCHANGE COMMISSION
                               Washington, DC 20549
                                     Form 10-K


  (Mark One)

  [X]  ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended  September 30, 1996

  Commission file number:   1-3940


                             NATIONAL-STANDARD COMPANY
              (Exact Name of Registrant as Specified in Its Charter)

                   Indiana                             38-1493458
      (State or Other Jurisdiction of                (IRS Employer
     Incorporation or Organization)               Identification No.)

     1618 Terminal Road, Niles, Michigan                 49120
  (Address of Principal Executive Offices)             (Zip Code)

  Registrant's telephone number, including area code:   (616) 683-8100

  Securities registered pursuant to Section 12(b) of the Act:
             Title of Each Class   Name of Each Exchange on Which Registered
        Common stock, $.01 par value        New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:     NONE
                                                           (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X   No___.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common shares held by non-affiliates of the registrant on November 26, 1996, based on the closing price of the shares on the New York Stock Exchange and assuming that 60 percent of the shares were held by non-affiliates, was approximately $21,912,144.

  As of November 26, 1996, 5,312,035 shares of common stock, par value of $ .01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 23, 1997 are incorporated by reference into Part III of this report.

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

  In Fiscal Year 1996, there were no material changes to the Company's business. During the prior three years, the Company disposed of various business units and product lines as described in the following report.

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

  Although wire and related products are generally basic materials or fabricated products which do not require assembly, production time is relatively short and backlog is not significant. There was a backlog of approximately $33,330,000 and $36,620,000 at September 30, 1996 and 1995,
  respectively.

  During 1996, the Company acquired the passenger side air bag filter manufacturing capacity of Olin Air Bag Products, Moses Lake, Washington. The Company placed the equipment in production in October 1996 in a leased facility in Moses Lake, Washington. The Company invested approximately $450,000 for the additional capacity, funded through available lines of credit.

  During 1995, the Company installed additional air bag filter manufacturing capacity at a new leased facility in Mesa, Arizona. The Company invested approximately $2,355,000 for the additional capacity, funded through available capital expenditure lines of credit.

  During 1990, the Company entered into a joint venture with Toyota Tsusho America, Inc. The venture was established to ensure that the Company would have sufficient quantities of competitively priced woven wire cloth to maintain its position as a major supplier of filtration materials and filters for the automotive air bag market. During 1991, the venture was self-funding, requiring no cash contributions from the Company. During 1992, the Company contributed cash of $120,000 and equipment valued at $180,000 to the venture. No additional investments have been made in the venture. During 1995, the Company expanded the joint venture to a second manufacturing site for the production of wire cloth for air bag inflator filters. The expansion was funded from the venture's operating cash flow and from external financing available to the venture. Future capacity requirements will be dependent on market conditions.

  During 1994, the Company discontinued the manufacture of hose wire in North America and closed its Columbiana, Alabama facility. The North American hose wire market is served from capacity available in the Company's Kidderminster, England facility. Sufficient bead wire manufacturing capacity to serve the Company's North American market was relocated to the Company's other North American wire facilities. The Company provided $4,870,000 during the first quarter of 1994 for relocation of equipment, plant environmental stabilization, and employee severance. Approximately $2,700,000 and $1,760,000 of cash outlays related to the plant closure were made during 1994 and 1995, respectively. Cash outlays during 1996 related to the closure were $403,000, primarily for plant environmental stabilization. Expected cash outlays for 1997 will be approximately $300,000.

  During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. During the past eight years, the Company has undertaken to obtain New Jersey approval to transfer title for the property. Due to the environmental regulations in the State of New Jersey, title to real estate cannot be passed without the Department of Environmental Protection's written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property, which have been primarily environmental, were $254,000, $304,000, $285,000, $282,000, $380,000,
  $3,027,000, $712,000, and $3,028,000 in 1996, 1995, 1994, 1993, 1992, 1991,
  1990, and 1989, respectively. These cash outlays, up to the estimated realizable value of the property, have been reported as other assets, with the balance charged to operations. In 1996, 1995, 1994, 1993, 1992, 1991 and 1990, the Company expensed $254,000, $1,110,000, $2,030,000, $0, $333,000,
  $3,898,000 and $2,933,000, respectively, associated with the project, primarily to adjust the property value to current market and to recognize the current estimated cost of soil remediation. The Company expects to spend $250,000 in 1997 on the project. Future cash outlays of approximately $3,035,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

  Environmental

  In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company had cash outlays of approximately $2,493,000, $2,777,000 and $2,531,000 during the 1996, 1995, and 1994 fiscal years on pollution control equipment and related operational environmental projects and procedures at the Company's ten plants. The largest annual cash outlays during 1996, 1995, and 1994 were $2,059,000, $1,751,000, and $1,740,000, respectively, primarily for environmental operational procedures, cleanup of existing operations, and improvements of environmental systems in 1996, and primarily for plant environmental stabilization at the closed Columbiana facility in 1995 and 1994. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $3,000,000 during 1997. During 1996, 1995 and 1994, the Company provided $2,595,000, $3,315,000 and
  $2,832,000, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1994 provisions related to the closing of the Columbiana facility. The majority of the 1995 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. The majority of the 1996 environmental cost was related to potentially responsible party provisions and normal environmental operating expenses. In addition to the amounts charged to earnings, $440,000, $119,000 and $165,000 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1996, 1995 and 1994 were $2,747,000, $3,081,000 and
  $2,816,000, respectively, of which $254,000, $304,000 and $285,000 were spent on the Clifton, New Jersey property. The Company does not expect existing regulations will have any material effect on its net earnings or competitive position.

  The Company has previously been designated a potentially responsible party
  (PRP) by the Environmental Protection Agency (EPA) for seven actual or potential superfund sites. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement in PRP sites and has previously accrued $500,000 in 1995 and an additional $850,000 in 1996 for its share of the estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

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

  As part of the settlement, the Company paid $1,600,000 to the City. Substantially all costs and expenses related to the action with the City of Stillwater have now been either accrued or paid. Net income for 1996 was adversely affected by $900,000 for legal expenses and settlement costs.

  As a result of the settlement, the Company and the City have established an ongoing dialogue in order to avoid a recurrence of the events which led to the lawsuits.

  General

  The Company's major raw material - steel- is purchased in several forms from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1997 fiscal year. The Company also purchases a variety of component parts for use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

  The Company owns or is licensed under a number of patents covering various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include the major producers of automotive air bag restraint systems, i.e., TRW and Morton International, and some of the major tire and rubber companies, i.e., Bridgestone/Firestone, Inc., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Sumitomo), Gates Rubber Company, General Tire (owned by Continental), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). TRW accounted for approximately 18%, Goodyear accounted for approximately 12%, Morton accounted for approximately 11%, and the ten largest customers, in the aggregate, accounted for approximately 59% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

  During the 1996 fiscal year, the Company spent approximately $968,000 on research and development of new products and process alternatives compared to $912,000 and $959,000 for the years ended September 30, 1995 and 1994, respectively. These cash outlays are for Company sponsored activities.

  Only three products, high carbon steel wire, low carbon steel wire, and air bag inflator filters, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 35% and 22% of total sales in 1996; 35% and 24% of total sales in 1995; and 38% and 21% of total sales in 1994. Air bag inflator filters accounted for 13% of total sales in 1996; 13% of total sales in 1995; and 12% of total sales in 1994.

  During 1993, the Company experienced work stoppages by the United Steelworkers of America at the Niles, Michigan; Corbin, Kentucky; and Columbiana, Alabama plants. The Niles and Corbin strikes were settled during 1993 with modified health care benefits similar to the health benefits for salaried employees. The Columbiana plant was closed on June 1, 1994, and certain production equipment was relocated to other Company facilities. The Company continued to supply product during the work stoppages. Additional costs, including security services, additional wages, and air freight, were approximately $4,266,000 for the work stoppage in Columbiana in 1994.

  At September 30, 1996, the Company employed 1,495 persons in its operations throughout the world.

  International Operations

  The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with generally the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1996 is included in Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

  Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1996, reflects a slight decrease of approximately $30,000. This minor change is due to the U.S. dollar's position against the British pound and the Canadian dollar remaining substantially unchanged since the end of 1995. The change in exchange rates does not have a materially adverse effect on the cash flow of the international operations.
  During 1996, the Company acquired substantially all of the inventory and equipment of Engineering and Welding Supplies, Limited, Walsall, England for approximately $800,000. The acquisition provided additional weld capacity in support of the Company's strategy to increase weld wire sales in the United Kingdom and Europe. The acquisition was funded by working capital available in the United Kingdom.

  ITEM 2. Properties

  The Company conducts its domestic operations from facilities having an aggregate floor space of approximately 1,236,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Mishawaka, Indiana (78,000 square feet); Knoxville, Tennessee (60,000 square feet); Clearfield, Utah (53,000 square feet); Mesa, Arizona (36,000 square feet), and Moses Lake, Washington (14,000 square feet). The Knoxville facility was leased in 1993 for a five-year term with renewal options. The Clearfield facility was leased in 1993 and a renewal option was exercised in 1995 extending the terms until 1999 with additional renewal options. The Mesa facility was leased in 1994 for a five-year term with renewal options. The Moses Lake facility was leased in 1996.

  The Company also operates from principal facilities in England (325,000 square feet) and Canada (107,000 square feet).

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

  ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders since the last annual meeting held January 25, 1996.

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
  _____________________________________________________________________________
           Name       Age     Present Position Date Assumed Present Position
  _____________________________________________________________________________

  Michael B. Savitske 55  President and Chief Executive Officer     1989
  David M. Baldwin    55  Vice President, Wire Division             1996
  William D. Grafer   51  Vice President, Finance                   1987
  David L. Lawrence   49  Treasurer, Assistant Secretary            1987
  Timothy C. Wright   55  General Counsel and Secretary             1996

  All of the above-named officers of the Registrant have been employees of the Company for more than five years except Mr. Baldwin and Mr. Wright.

  Messrs. Baldwin and Wright joined the Company in 1996. For the 31 years prior to 1996, Mr. Baldwin was employed by Delphi-Saginaw Steering Systems, a division of General Motors Corporation, most recently as Director of Manufacturing Engineering. Mr. Wright operated his own practice, Wright Associates, from 1993 to 1996 and also served as General Counsel for CAPCO Automotive Products Corporation beginning in 1995. Prior to 1993, Mr. Wright held senior in-house counsel positions with Uniroyal Technology Corporation from 1989 to 1992 and Clark Equipment Company from 1979 to 1989.

                                     PART II.

  ITEM 5. Market for the Registrant's Common Equity and Related Shareholder Matters

  Common stock market prices, information on stock exchanges and number of shareholders is included in Note 14 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1996 or 1995, nor during the portion of fiscal 1997 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

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

    ___________________________________________________________________________________________________________________
                                              1996             1995             1994             1993             1992
    ____________________________________________________________________________________________________________________

    For the Year:
    Net sales                             $   248,554      $   247,420      $   217,916      $   208,254      $   215,133
    Operating profit (loss)               $     8,871      $    12,924      $    (1,110)     $    (1,055)     $        44
    Net earnings (loss) before
      effect of accounting change         $     8,852      $     7,350      $    (4,625)     $    (4,701)     $    (5,885)
    Net earnings (loss)                   $     8,852      $     7,350      $    (4,625)     $   (53,377)     $    (5,885)
    At Year-End:
    Shareholders' equity                  $   (13,762)     $   (21,475)     $   (28,266)     $   (24,827)     $    25,320
    Net current assets                    $    (7,492)     $    10,471      $     6,263      $       (39)     $     1,483
    Total assets                          $   114,688      $   116,099      $   108,685      $   103,976      $   113,939
    Long-term debt                        $    11,203      $    34,152      $    34,328      $    24,100      $    29,346
    Ratio of current assets to
      current liabilities                    .9 : 1.0        1.2 : 1.0        1.1 : 1.0        1.0 : 1.0        1.0 : 1.0
    Common shares outstanding                   5,323            5,385            5,366            5,359            4,502
    Average common shares outstand-
      ing used in per share calculations        5,358            5,373            5,365            5,085            4,379
    Number of employees                         1,495            1,403            1,282            1,248            1,460
    Per Common Share:
    Earnings (loss) before effect of
      accounting change                   $      1.65      $      1.37      $    (  .86)     $  (    .92)     $     (1.34)
    Net earnings (loss)                   $      1.65      $      1.37      $    (  .86)     $    (10.50)     $     (1.34)

    Dividends declared                    $       .00      $       .00      $       .00      $       .00      $       .00


  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Dollars in thousands except share data)

  Results of Operations

  Net sales for the year of $248,554 were .5% above 1995, as sales of air bag inflator filtration products increased 2.6% over 1995. Weld wire sales decreased 2.6% due primarily to a slowdown in the automotive industry. Growth, however, in both products is expected for at least the next several years.

  Net sales for 1995 of $247,420 were 14% above 1994, as sales of air bag inflator filtration products increased 32% over 1994 due to the significant growth of that market segment and the Company's position as the leading supplier of those materials in North America. The Company's weld wire product lines experienced 19% growth over 1994 due primarily to improving North American automotive sales.

  Net sales for 1994 of $217,916 were 4.6% above 1993 due primarily to growth in air bag materials business. During 1994, the Company experienced increased demand for its air bag materials and weld wire product lines, as sales increased 68% and 15%, respectively, over 1993. These increases were offset by a decline in hose wire sales as the Company ceased the manufacture of hose wire in North America during 1993, and a decline in bead wire sales due to the impact of the work stoppage at Columbiana early in 1994 and work stoppages at customer facilities at the end of 1994.

  Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $22,126 while sales from remaining operations have increased 34%. During this period, air bag sales have increased 451%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:

    ___________________________________________________________________________________________________________________
                                              1996             1995             1994             1993             1992
    ____________________________________________________________________________________________________________________

    Net Sales
      Remaining operations               $    248,554      $   247,420      $   216,937      $   197,418      $   193,863
      Divested operations                           -                -              979           10,836           21,270
      Total                              $    248,554      $   247,420      $   217,916      $   208,254      $   215,133
    Gross Profit
      Remaining operations               $     32,121      $    37,328      $    25,069      $    24,283      $    24,314
      Divested operations                           -                -           (1,213)            (278)           1,138
      Total                              $     32,121      $    37,328      $    23,856      $    24,005      $    25,452
    Gross Profit %
      Remaining operations                      12.9%          15.1%            11.6%              12.3%            12.5%
      Divested operations                           -                -         (123.9)%           (2.6)%             5.4%
      Total                                     12.9%            15.1%            10.9%            11.5%            11.8%



  Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and costs also affect the gross margins. During 1996, lower selling prices, primarily for automotive related products, were the primary cause of lower margins.

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

  During 1994, the additional costs of operating the Columbiana facility including security services, additional wages, and freight were approximately $4,266. In addition, during 1994, the Company provided $4,870 for the closure of the Columbiana plant. The closure provision is included in selling and administrative expense as noted on page 10.

  During 1994, sales from international operations decreased 5% as new worldwide capacity was added in Copperply and bead wire and aggressive pricing affected bead and hose wire margins. During 1995, sales increased 7% due to increased demand for all products. During 1996, sales from international operations increased 1% due primarily to increased sales of weld wire in the United Kingdom.

  In recent years, the Company has not been able to raise prices in line with inflation and rising raw material costs due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure in
  the Company's automotive markets.   Since 1991, inflation as measured by the
  Consumer Price Index has risen 15%, while average selling prices have risen only 5%. Had selling prices increased 15%, sales in 1996 would have been approximately $273,000.

  During 1996, 1995 and 1994, the Company provided $2,595, $3,315 and $2,832, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1994 provisions were made in the Company's first quarter and are related to the closing of the Columbiana facility. The majority of the 1995 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. The majority of the 1996 environmental cost related to potentially responsible party provisions and normal environmental operating expenses. In addition to the amounts charged to earnings, $440, $119 and $165 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1996, 1995 and 1994 were $2,747, $3,081 and $2,816, respectively, of which $254, $304 and $285 were spent on the Clifton, New Jersey property.

  The Company has previously been designated a potentially responsible party
  (PRP) by the Environmental Protection Agency (EPA) for seven actual or potential superfund sites. The Company has completed or is undertaking all investigative work requested or required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances at minimal out-of-pocket costs. In one instance, the Company has no record of participation at the site. In two instances, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement in PRP sites and has previously accrued $500 in 1995 and an additional $850 in 1996 for its share of the estimated site remediation based upon all information currently available. The Company does not believe future costs for these sites will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

  The Company has reviewed its current environmental projects which are expected to be completed in 1997 and all environmental regulations and acts to ensure continuing compliance. In 1997, the Company expects to spend $250 on the Clifton, New Jersey project. Future cash outlays of approximately $3,035 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $3,000 on environmentally related capital and operational projects, of which $600 will be charged against 1997 earnings.

  In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

  In 1996, 1995, 1994, 1993, and 1992, $254, $2,842, $6,955, $2,390, and
  $2,677, respectively, the net cost of restructuring the Company in those years, including net loss on sale of fixed assets and product lines of $0, $0, $0, $196, and $1,451, respectively; the write-off of nonproductive facilities and obsolete inventory of $0, $120, $4,219, $909, and $681, respectively; severance costs of the salaried and hourly workforce, and provision for transferring manufacturing of certain product lines between plants, is included in selling and administrative costs. The 1995 and 1994 net cost of restructuring also included $1,400 and $1,700 respectively, for the Columbiana plant environmental stabilization. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The Company will incur no further material cash outflows related to the restructuring.

  The following summary shows the changing level of selling and administrative expense and identifies selling and administrative expense directly attributable to divested operations and amounts attributable to restructuring activities.

    ____________________________________________________________________________________________________________________
                                              1996             1995             1994             1993             1992
    ____________________________________________________________________________________________________________________

    Selling and Administrative Expense:
    Remaining operations                  $    22,996      $    21,562      $    18,011      $    22,549      $    21,970
    Divested operations                             -                -                -              121              761
    Restructuring costs                           254            2,842            6,955            2,390            2,677
    Total                                 $    23,250      $    24,404      $    24,966      $    25,060      $    25,408
    As a Percent of Sales
    Remaining operations                         9.3%             8.7%             8.3%            11.4%            10.6%
    Divested operations                             -                -                -            22.1%             9.0%
    Total                                        9.4%             9.9%            11.5%            12.0%            11.8%


  The net effect of all the above elements is seen in the Company's operating profit (loss).



    ____________________________________________________________________________________________________________________
                                              1996             1995             1994             1993             1992
    ____________________________________________________________________________________________________________________

    Operating Profit (Loss)
    Remaining operations                  $     9,125      $    15,766      $     7,058      $     1,547      $     2,739
    Divested operations                             -                -           (1,213)            (212)             (18)
    Restructuring costs                          (254)          (2,842)          (6,955)          (2,390)          (2,677)
    Total                                 $     8,871      $    12,924      $    (1,110)     $    (1,055)     $        44


  Operating profit by Geographic Area is presented in Note 13 of Notes to Consolidated Financial Statements in Item 8.

  Interest expense decreased in 1996 due to lower interest rates and lower borrowings. In 1995 and 1994 interest expense increased due to higher interest rates in both years and higher average borrowings in 1995.

    ____________________________________________________________________________________________________________________
                                              1996             1995             1994             1993             1992
    ____________________________________________________________________________________________________________________

    Interest expense                      $     4,838      $     5,631      $     3,885      $     3,742      $     4,990
    Capitalized interest                  $         0      $         0      $       168      $       100      $        50
    Average borrowings                    $    37,333      $    41,567      $    36,572      $    37,240      $    45,743
    Average interest rate                       12.5%            13.2%            11.1%            10.3%            11.0%


  Other income in 1996 is primarily from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946. In 1995 and 1994, other income is primarily the Company's share of profits in the joint venture.

  In 1996, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to the Company's utilization of net operating loss carryforwards and a decrease in the valuation allowance of $1,300. In 1995, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to the Company's utilization of net operating loss carryforwards. In 1994, income taxes as a percentage of pre-tax loss vary from the domestic statutory rate primarily due to the Company's inability to record a tax benefit on losses.

  Financial Condition

  Working capital decreased $17,963 in 1996 due to the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reaching a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at September 30, 1996. Amounts outstanding under this agreement were classified as long-term debt at September 30, 1995. There have been no changes in the terms of the Company's revolving credit agreement since September 30, 1995. Debt under the revolving credit agreement would have been classified as long-term debt at September 30, 1996 had the EITF opinion not been issued. Working capital increased $4,208 in 1995 as current assets increased to support the higher sales in air bag inflator filtration materials.

  Net cash from 1996 and 1995 operations of $14,501 and $10,586 was due primarily to improved results from operations.

  During 1996, 1995, and 1994, the Company invested $26,769 in property, plant and equipment. Approximately one-third of this amount relates to the Company's commitment to automotive air bag inflator filters and filter media. The Company's total capital expenditures for 1997 are expected to be $8,000, primarily for projects to add filtration material and weld wire capacity and improve quality and operating efficiencies. The Company expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. With the completion of the restructuring activities, the Company was able to obtain new long- and short-term financing in 1994 and increase and extend this financing in 1995. The Company is confident that adequate long- and short-term financing will be available in the future.

    ____________________________________________________________________________________________________________________
                                                   1996          1995             1994             1993           1992
    ____________________________________________________________________________________________________________________

    Current ratio                                .9 : 1.0      1.2 : 1.0        1.1 : 1.0        1.0 : 1.0      1.0 : 1.0
    Total debt to total capital, excluding
       SFAS No. 106 adjustment                    49.1%          57.9%            65.2%            57.4%          62.9%
    Long-term debt to total capital, exclud-
       ing SFAS No. 106 adjustment                14.9%          48.1%            52.5%            41.8%          43.0%


  The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

  ITEM 8.  Financial Statements and Supplementary Data

  The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedule are set forth on pages 15 to 33 of this Report and are incorporated herein by reference.

  ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

  Not applicable.

                                     PART III

  ITEM 10.   Directors and Executive Officers of the Registrant

  Identification of Directors

  Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 23, 1997 is incorporated herein by reference.

  In respect of information as to the Company's Executive Officers, see the caption "Executive Officers of the Registrant" at the end of Part I of this report.

  ITEM 11.     Executive Compensation

  The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 23, 1997 is incorporated herein by reference.

  ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

  The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 23, 1997 is incorporated herein by reference.

  ITEM 13.     Certain Relationships and Related Transactions

  The information set forth under the caption "Information Regarding Other Transactions" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 23, 1997 is incorporated herein by reference.

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

     (b) A Form 8-K (Item 5) was filed July 22, 1996 regarding third-quarter sales and income, and announcing a stock repurchase program for holders of less than 100 shares of the Company's common stock.

          A second Form 8-K (Item 5) was filed August 5, 1996 regarding the Company's stock repurchase program for holders of less than 100 shares of the Company's common stock.

          A third Form 8-K (Item 5) was filed September 16, 1996 regarding the Company's purchase of an additional manufacturing facility.

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

  Dated:  December 6, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     HAROLD G. BERNTHAL   Director             )
     DAVID F. CRAIGMILE   Director             ) - By: /s/ Timothy C. Wright
     JOHN E. GUTH, JR.    Chairman of the Board)       Timothy C. Wright
     ERNEST J. NAGY       Director             )       Attorney-in-Fact
     CHARLES E. SCHROEDER Director             )
     DONALD F. WALTER     Director             )       December 6, 1996


                             NATIONAL-STANDARD COMPANY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    ____________________________________________________________________________________________________________________
                                                                                                         Page Reference
                                                                                                          in Report on
                                                                                                            Form 10-K
    ____________________________________________________________________________________________________________________

    Consolidated Statements of Operations for the years ended September 30, 1996, 1995,                        16
       and 1994

    Consolidated Statements of Shareholders' Equity for the years ended September 30,                          17
       1996, 1995, and 1994

    Consolidated Balance Sheets at September 30, 1996 and 1995                                                 18

    Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995                         19
       and 1994

    Notes to Consolidated Financial Statements                                                                20-31

    Report of Independent Auditors                                                                             32

    Schedule:
          II.   Valuation and Qualifying Accounts (copy not included in Annual Report)                         33

  Schedules other than those listed above have been omitted from this Annual
  Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.



                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands Except Share Data)


   _____________________________________________________________________________________________________________________
                                                                                        Year Ended September 30
                                                                                1996             1995             1994
    ____________________________________________________________________________________________________________________

    Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   248,554      $   247,420      $   217,916
    Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . .         216,433          210,092          194,060
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,121           37,328           23,856
    Selling and administrative expenses . . . . . . . . . . . . . . . .          23,250           24,404           24,966
          Operating profit (loss) . . . . . . . . . . . . . . . . . . .           8,871           12,924           (1,110)
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .          (4,838)          (5,631)          (3,885)
    Other income, net . . . . . . . . . . . . . . . . . . . . . . . . .           4,009              296              426
          Income (loss) before income taxes . . . . . . . . . . . . . .           8,042            7,589           (4,569)

    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (810)             239               56

    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $     8,852      $     7,350      $    (4,625)

    Income (loss) per share . . . . . . . . . . . . . . . . . . . . . .     $      1.65      $      1.37      $      (.86)


  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Dollars in Thousands except Share Data)

                                                                                  Note                      Excess of
                                                                                Receiv-   Unamortized   Additional Pension
                                              Retained    Cumulative             able,      Value of      Liability Over
                                   Common     Earnings     Transla-  Treasury    ESOP      Restricted   Unrecognized Prior
                                   Stock      (Deficit)      tion      Stock     Common      Stock         Service Cost
                                                          Adjustment             Stock



    Balance at September 30,     $ 26,932    $(48,574)    $(2,425)  $  (67)     $  (17)      $  (42)        $   (634)
    1993
                                       68                              (18)                     (62)
    Restricted stock award                                                          17
    activity                                                                                     33
    ESOP payments                     384
    Restricted stock amortiza-                                           1
    tion
    Deferred debt discount                                    323
    Stock issuance                                                                                               440
    Adjustment for foreign                     (4,625)
      currency translation
    Adjustment of pension lia-
    bility
    Net loss for 1994

    Balance at September 30,     $ 27,384    $(53,199)    $(2,102)  $  (84)   $      0       $  (71)        $   (194)
    1994
                                       58                              (21)                     (54)
    Restricted stock award                                                                       40
    activity                          152
    Restricted stock amortiza-                                           1
    tion
    Stock options exercised                                  (103)
    Stock issuance                                                                                              (632)
    Adjustment for foreign                      7,350
      currency translation
    Adjustment of pension lia-
    bility
    Net income for 1995

    Balance at September 30,     $ 27,594    $(45,849)    $(2,205)   $(104)   $      0       $  (85)        $   (826)
    1995
                                       37                              (20)                     (37)
    Restricted stock award                                                                       49
    activity                           58
    Restricted stock amortiza-                                           1
    tion                                                              (590)
    Stock options exercised
    Stock issuance                                             30
    Stock purchase                                                                                              (667)
    Adjustment for foreign                      8,852
      currency translation
    Adjustment of pension lia-
    bility
    Net income for 1996

    Balance at September 30,     $ 27,689    $(36,997)    $(2,175)   $(713)   $      0       $  (73)        $ (1,493)
    1996



  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands except Share Data)



    ____________________________________________________________________________________________________________________
                                                                                                     September 30
                                                                                                 1996          1995
    ____________________________________________________________________________________________________________________

    Assets
    Current assets:
         Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     2,423      $     2,064
         Receivables, less allowance for doubtful accounts
             ($380 and $398, respectively)  . . . . . . . . . . . . . . . . . . . . . . .         24,532           26,071
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,144           26,388
         Deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,300                -
         Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,483            4,350
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,882           58,873
    Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .         47,439           44,650
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,367           12,576
                                                                                             $   114,688
                                                                                                                $ 116,099
    Liabilities and Shareholders' Equity
    Current liabilities:
         Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    23,067      $    26,605
         Employee compensation and benefits   . . . . . . . . . . . . . . . . . . . . . .          2,021            3,319
         Accrued pension  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            334              965
         Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,765            7,813
         Current accrued postretirement benefit cost  . . . . . . . . . . . . . . . . . .          2,500            2,700
         Notes payable to banks and current portion of long-term debt   . . . . . . . . .         25,687            7,000
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,374           48,402
    Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,433            6,365
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,203           34,152
    Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . .         49,440           48,655
    Shareholders' equity:
         Common stock - $.01 par value.
              Authorized 25,000,000 shares; issued 5,409,144 and
                 5,399,094 shares, respectively   . . . . . . . . . . . . . . . . . . . .         27,689           27,594
         Preferred stock - $1.00 par value.
              Authorized 600,000 shares; issued none  . . . . . . . . . . . . . . . . . .              -                -
         Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,997)         (45,849)
         Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . . . . .         (2,175)          (2,205)
         Treasury stock, at cost; 86,609 and 14,076 shares, respectively  . . . . . . . .           (713)            (104)
         Unamortized value of restricted stock  . . . . . . . . . . . . . . . . . . . . .            (73)             (85)
         Excess of additional pension liability over unrecognized prior service cost  . .         (1,493)            (826)
                                                                                                 (13,762)         (21,475)
                                                                                              $  114,688      $   116,099

  See accompanying notes to consolidated financial statements.



                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands except Share Data)

   _____________________________________________________________________________________________________________________
                                                                                        Year Ended September 30
                                                                                1996             1995             1994
    ____________________________________________________________________________________________________________________

    Operating Activities:

    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .     $     8,852      $     7,350      $    (4,625)
    Non-cash charges (credits) to earnings:
         Depreciation and amortization  . . . . . . . . . . . . . . . .           6,933            6,217            6,552
         Loss on divested operations and asset writedowns . . . . . . .               -                -            4,254
    Changes in short-term assets and liabilities, net of dispositions:
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . .           1,539           (1,389)             160
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           3,971           (1,242)          (1,786)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .          (1,300)               -                -
         Other current assets . . . . . . . . . . . . . . . . . . . . .             867              487             (733)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          (3,538)          (2,436)          (2,301)
         Employee compensation and benefits, accrued pension,
            and other accrued expenses  . . . . . . . . . . . . . . . .          (1,904)           3,303           (3,270)
         Currency translation effect on short-term assets and liabilities          (273)            (167)             812
    Changes in other long-term assets and liabilities . . . . . . . . .            (646)          (1,537)           2,025
         Net cash provided by operating activities  . . . . . . . . . .          14,501           10,586            1,088

    Investing Activities:
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .          (8,630)          (7,650)         (10,489)
      Disposal of property, plant and equipment . . . . . . . . . . . .               -               73              256
         Net cash used for investing activities . . . . . . . . . . . .          (8,630)          (7,577)         (10,233)

    Financing Activities:
      Term loan advance . . . . . . . . . . . . . . . . . . . . . . . .               -            1,471           20,062
      Net borrowings under revolving credit agreements  . . . . . . . .          (1,826)            (345)           4,048
      Principal payments under term loans . . . . . . . . . . . . . . .          (3,135)          (2,581)         (14,932)
      Purchases of treasury stock . . . . . . . . . . . . . . . . . . .            (609)             (20)             (11)
      Stock option proceeds . . . . . . . . . . . . . . . . . . . . . .              58              152                -
      Decrease in notes receivable due from ESOP  . . . . . . . . . . .               -                -               17
      Net cash (used for) provided by financing activities  . . . . . .          (5,512)          (1,323)           9,184
      Net increase in cash  . . . . . . . . . . . . . . . . . . . . . .             359            1,686               39
      Cash at beginning of year . . . . . . . . . . . . . . . . . . . .           2,064              378              339
      Cash at end of year . . . . . . . . . . . . . . . . . . . . . . .     $     2,423      $     2,064      $       378

    Supplemental Disclosures:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .     $     4,331      $     4,994      $     4,480
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .     $       409      $       255      $        56

  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Thousands except Share Data)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Nature of Operations - The Company produces tire bead wire, welding wire, wire cloth, hose reinforcing wire, stainless spring and specialty wire, plated wire, and nonwoven metal fiber materials. The Company also produces filters for automotive air bag inflators. These products are generally sold directly to other manufacturers, principally tire manufacturers and automotive air bag manufacturers. Its major market includes the United States, with other markets in Canada and Europe.

     Principles of Consolidation - The consolidated financial statements include the Company and all of its subsidiaries ("Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company's 50 percent investment in a domestic joint venture is carried at equity in underlying net assets. The Company's share of operations of this affiliated company is not material.

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

     Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. For tax purposes, depreciation has generally been computed on a straight-line basis over prescribed lives. The following table depicts the depreciable lives of major classes of the Company's depreciable assets:

                    Type of Asset         Depreciable Life
                    Land Improvements . . .   10 - 15
                    Buildings . . . . . . .   10 - 33-1/3
                    Machinery and Equipment    3 - 10

     Research and Development - Research and development costs are expensed currently. The Company expended $968, $912 and $959 in 1996, 1995 and 1994, respectively, on research and development activities.

     Earnings Per Share - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. Common shares used in calculating earnings per share for 1996, 1995, and 1994 were 5,358,000, 5,373,000 and 5,365,000, respectively.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes - Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments, which consist of cash, receivables, accounts payable, accrued expenses, notes payable and long-term debt, approximate their carrying values.

     Reclassification - Certain 1995 and 1994 amounts in the Consolidated Financial Statements have been reclassified to conform with 1996 presentation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  2. INVENTORIES

         _______________________________________________________________________________________________________________
                                                                                                 1996           1995
         _______________________________________________________________________________________________________________

         Finished goods   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,708      $     1,059
         Work in process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,863           15,383
         Raw material (including certain partially processed materials)   . . . . . . . .          7,573            9,946
                                                                                             $    22,144      $    26,388

     The material content of domestic steel inventories amounting to $10,974 and $16,532 at September 30, 1996 and 1995, respectively, is valued on a LIFO basis. During 1996, LIFO inventory layers were reduced. This reduction had an immaterial effect on earnings in 1996. Had the FIFO method been used, inventory would have been $4,205 and $4,914 higher than that reported at September 30, 1996 and 1995, respectively.

  3. PROPERTY, PLANT AND EQUIPMENT

         _______________________________________________________________________________________________________________
                                                                                                 1996           1995

         _______________________________________________________________________________________________________________

         Cost:
         Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       331      $       331
         Land improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,152            1,943
         Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,794           23,440
         Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        122,082          115,249
         Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,511            5,872
                                                                                                 155,870          146,835
         Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .        108,431          102,185
                                                                                              $   47,439          $44,650

  4. RETIREMENT BENEFITS

     The Company and its subsidiaries have several pension plans covering substantially all employees, including certain employees in foreign countries. The Company's policy for qualified plans is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required con-tribution.

     The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheet at September 30, 1996 and 1995:

         _________________________________________________________________________________________________________________
                                                                                         Assets Exceed       Accumulated
                                                                                          Accumulated      Benefits Exceed
                                                                                            Benefits           Assets
         _________________________________________________________________________________________________________________


         1996
         Actuarial present value of benefit obligations:
               Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . .    $    64,662      $    12,514
              Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .    $    65,283      $    13,892
         Projected benefit obligation for service rendered to-date  . . . . . . . . . . .    $    70,906      $    14,745
         Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,584           10,777
         Plan assets in excess of (less than) projected benefit obligation  . . . . . . .         15,678           (3,968)
         Unrecognized net (gain) loss from past experience, different from
              that assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,271)           1,530
         Prior service cost not yet recognized in net periodic pension cost   . . . . . .            386            1,427
         Unrecognized net asset at October 1, 1985 being recognized over 15 years   . . .           (380)             (31)
         Unrecognized net asset for the United Kingdom plan at October 1, 1989
              being recognized over 12.6 years  . . . . . . . . . . . . . . . . . . . . .         (3,200)               -
         Additional minimum liability   . . . . . . . . . . . . . . . . . . . . . . . . .              -           (2,895)
         (Accrued) prepaid pension cost   . . . . . . . . . . . . . . . . . . . . . . . .    $     9,213      $    (3,937)
         Intangible asset   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,402
         Charge to equity (excess of additional pension liability over unrecognized
              prior service cost)   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,493

         1995
         Actuarial present value of benefit obligations:
              Vested benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . .    $    65,212      $   11,671
              Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .    $    65,809      $   12,109
         Projected benefit obligation for service rendered to-date  . . . . . . . . . . .    $    71,123      $    12,718
         Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . .         89,701           11,082
         Plan assets in excess of (less than) projected benefit obligation  . . . . . . .         18,578           (1,636)
         Unrecognized net (gain) loss from past experience, different from
              that assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,432)             315
         Prior service cost not yet recognized in net periodic pension cost   . . . . . .            445              343
         Unrecognized net asset at October 1, 1985 being recognized over 15 years   . . .           (475)             (59)
         Unrecognized net asset for the United Kingdom plan at October 1, 1989
              being recognized over 12.6 years  . . . . . . . . . . . . . . . . . . . . .         (3,815)              -
         Additional minimum liability   . . . . . . . . . . . . . . . . . . . . . . . . .             -            (1,203)
         (Accrued) prepaid pension cost   . . . . . . . . . . . . . . . . . . . . . . . .    $     7,301      $    (2,240)
         Intangible asset   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        -       $       377
         Charge to equity (excess of additional pension liability over unrecognized   . .
              prior service cost)   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        -       $       826



         Net pension cost related to Company-sponsored plans included the following components:
         _______________________________________________________________________________________________________________
                                                                                1996             1995             1994
         _______________________________________________________________________________________________________________

         Service costs -- benefits earned during the year   . . . . . .     $     1,842      $     1,546      $     1,467
         Interest cost on projected benefit obligation  . . . . . . . .           6,509            6,001            5,814
         Actual return on plan assets   . . . . . . . . . . . . . . . .         (11,748)         (15,300)          (5,995)
         Net amortization and deferral  . . . . . . . . . . . . . . . .           1,422            4,871           (3,084)
         Termination benefits recognition   . . . . . . . . . . . . . .             815                -                -
         Benefit curtailment recognition  . . . . . . . . . . . . . . .               -                -              284
         Net periodic pension income  . . . . . . . . . . . . . . . . .     $    (1,160)     $    (2,882)     $    (1,514)


     The weighted average discount rate and rate of increase in future compensation levels used in determining the 1996 actuarial present value of the projected benefit obligation were 8.00% and 4.75%, respectively, for U.S. plans and 8.5% and 6.5%, respectively, for foreign plans. The 1995 rates were 7.75% and 4%, respectively, for U.S. plans and 8.5% and 6.5%, respectively, for foreign plans. The 1996 and 1995 expected long-term rate of return on assets was 10.5% in 1996 and 1995 for U.S. plans and 9.5% in 1996 and 1995 for foreign plans. The Company made contributions to the plans in 1996 and 1995 of $790 and $187, respectively. As of September 30, 1996, the plan owns 1,475,079 shares of the Company's common stock.

     The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $337 for 1996, $265 for 1995, and $248 for 1994.

  5. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefits for all eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis which totalled $2,402 for 1996, $2,697 for 1995, and $2,794 for 1994.

     The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheet at September 30, 1996 and 1995:

         _______________________________________________________________________________________________________________
                                                                                                 1996             1995
         _______________________________________________________________________________________________________________

         Accumulated postretirement benefit obligation:
                Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (30,790)     $   (33,520)
                Fully eligible active plan participants   . . . . . . . . . . . . . . . .         (2,044)          (2,390)
                Other active plan participants  . . . . . . . . . . . . . . . . . . . . .         (4,281)          (5,235)
                                                                                                 (37,115)         (41,145)
                Plan assets at fair value   . . . . . . . . . . . . . . . . . . . . . . .              -                -
                Accumulated postretirement benefit obligation in excess
                     of plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (37,115)         (41,145)
                Unrecognized prior service cost   . . . . . . . . . . . . . . . . . . . .         (2,080)          (2,241)
                Unrecognized net (gain) loss from past experience different
                     from that assumed and from changes in assumptions  . . . . . . . . .        (12,745)          (7,969)
                Accrued postretirement benefit cost   . . . . . . . . . . . . . . . . . .    $   (51,940)     $   (51,355)


         The accrued postretirement benefit cost includes approximately $2,500 and $2,700 of expected 1997 and 1996 payments, respectively, that are included in the balance sheet as a current liability.

         Net periodic postretirement benefit cost included the following components:


         _______________________________________________________________________________________________________________
                                                                                      1996        1995         1994
         _______________________________________________________________________________________________________________

            Service cost -- benefits attributed to service during the period      $     420    $     298    $    410
            Interest on accumulated postretirement benefit obligation   . . .         3,039        3,296       3,980
            Net amortization and deferral   . . . . . . . . . . . . . . . . .          (473)        (567)          -
            Net periodic postretirement benefit cost  . . . . . . . . . . . .     $   2,986    $   3,027    $  4,390


     For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be approximately 9% for 1996; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $3,243 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $397.

     The 1996 and 1995 weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 8.00% and 7.75%, respectively. The weighted-average discount rates used in determining the 1996 and 1995 net periodic postretirement benefit cost and the transition obligation were 7.75% and 8.75%, respectively.

  6. OTHER ASSETS

         _______________________________________________________________________________________________________________
                                                                                                 1996             1995
         _______________________________________________________________________________________________________________

         Equity in affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       500      $       500
         Property held for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,856            3,856
         Intangible pension asset   . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,402              377
         Prepaid pension cost   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,611            6,027
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,998            1,816
                                                                                             $    13,367      $    12,576


     In 1994, the Company closed its Columbiana, Alabama facility and is continuing its preparation for sale.

     During the past seven years, the Company has undertaken a project to obtain New Jersey approval to transfer title for property it owns in Clifton, New Jersey. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1996, 1995 and 1994, the Company expensed $254, $1,110 and $2,030, respectively, associated with the project.

  7. DEBT

     ___________________________________________________________________________________________________________________
                                                                                                1996              1995
     ___________________________________________________________________________________________________________________

         Credit arrangement expiring in December 1998, interest
              at 9.25% in 1996 and 10.25% in 1995   . . . . . . . . . . . . . . . . . . .    $       695      $       685

         Revolving credit arrangement expiring on October 1, 1997, interest
              at prime plus 1.25% in 1996 and 1.75% in 1995   . . . . . . . . . . . . . .         18,443           20,658

         Promissory notes payable in monthly installments with the balance due October 1, 1997, interest at prime plus 1.5% in 1996 and
              2.0% in 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,449           16,277

         Capital lease  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            472                0

         Various debt due to 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . .            137              130

         Foreign subsidiary short-term operating lines of credit with interest
              at approximately 7.75% in 1996 and 8.75% in 1995  . . . . . . . . . . . . .          3,694            3,402
                                                                                                  36,890           41,152
         Less short-term debt and current portion of long-term debt included
              in current liabilities                                                              25,687            7,000
                                                                                             $    11,203      $    34,152


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

     On November 16, 1995, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at September 30, 1996. Amounts outstanding under this agreement were classified as long-term debt at September 30, 1995. There have been no changes in the terms of the Company's revolving credit agreement since September 30, 1995. Debt under the revolving credit agreement would have been classified as long-term debt at September 30, 1996 had the EITF opinion not been issued.

     Aggregate maturities on long-term debt, based upon the credit agreements for the three fiscal years subsequent to September 30, 1997, amount to $11,061 in 1998, $101 in 1999, and $41 in 2000. There are no maturities extending beyond 2000.



  8. LEASES

     Minimum rental commitments under noncancellable operating leases and future minimum capital lease payments, primarily machinery and equipment, in effect at September 30, 1996 were:

                                         Operating    Capital
                                           Leases     Leases

                 1997 . . . . . . . .     $3,060       $ 591
                 1998 . . . . . . . .      2,660          92
                 1999 . . . . . . . .      2,242          67
                 2000 . . . . . . . .        865          41
                 2001 . . . . . . . .        317           0
                 Later years  . . . .        225           0

     Operating lease rental expense was $3,860 in 1996, $4,353 in 1995, and $2,626 in 1994. Capital lease payments were $395 in 1996, $0 in 1995, and $0 in 1994.

  9. INCOME TAXES

     The domestic and foreign components of earnings (loss) before income taxes are as follows:

         _______________________________________________________________________________________________________________
                                                                               1996             1995             1994
         _______________________________________________________________________________________________________________

         Domestic   . . . . . . . . . . . . . . . . . . . . . . . . . .     $     9,591      $     7,462      $    (3,861)
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,549)             127             (708)
                                                                            $     8,042      $     7,589      $    (4,569)

     The provisions for income taxes are as follows:

         _______________________________________________________________________________________________________________
                                                                               1996             1995             1994
         _______________________________________________________________________________________________________________

         Currently payable (recoverable):
              Domestic  . . . . . . . . . . . . . . . . . . . . . . . .     $       464      $       216      $         -
              Foreign   . . . . . . . . . . . . . . . . . . . . . . . .              26               23               56
                                                                                    490              239               56
         Deferred:
              Domestic  . . . . . . . . . . . . . . . . . . . . . . . .          (1,300)               -                -
                                                                            $      (810)     $       239      $        56


     At September 30, 1996, the Company had tax loss carryforwards of $22,000 in the United States and $7,825 in the United Kingdom. The United Kingdom carryforward period is unlimited; however, if not utilized to offset future taxable income, $7,600 of the United States loss will expire in 2005, $12,400 in 2006, $900 in 2008, and $1,100 in 2009.

     At September 30, 1996, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and 2003, $100.

     A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:

         _______________________________________________________________________________________________________________
                                                         1996                        1995                     1994
                                                   Actual        %             Actual      %             Actual       %
         _______________________________________________________________________________________________________________

         Taxes at federal statutory rate        $    2,815     35.0         $    2,656    35.0         $  (1,553)   (34.0)
         Decrease of valuation reserve              (1,300)   (16.2)                 -       -                 -        -
         Utilization of net operating loss
            carryforward                            (3,108)   (38.7)            (2,541)  (33.5)                -        -
         Foreign                                        26       .3                 23      .3                56      1.2
         Losses with no current benefit                523      6.6                 92     1.2             1,558     34.1
         Other                                         234      2.9                  9      .1                (5)
                                                                                                                      (.1)
                                                $     (810)   (10.1)        $      239     3.1         $      56      1.2

     The net deferred tax asset included the following components:

         _______________________________________________________________________________________________________________
                                                                                                1996             1995
         _______________________________________________________________________________________________________________

         Deferred tax assets
                Accrued postretirement benefits   . . . . . . . . . . . . . . . . .       $    20,776        $     17,974
                Net operating loss carryforwards  . . . . . . . . . . . . . . . . .            11,366              12,698
                Tax credit carryforwards  . . . . . . . . . . . . . . . . . . . . .             1,395               1,395
                Environmental reserves  . . . . . . . . . . . . . . . . . . . . . .             3,164               2,488
                Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,569                   -
                Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . .             1,296               1,047
                Reserve against property held for sale  . . . . . . . . . . . . . .             4,263               3,635
                Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,326               3,030
                                                                                               47,155              42,267
         Valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (42,467)            (38,544)
                                                                                                4,688               3,723
         Deferred tax liabilities
                Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -              (1,488)
                Pension   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,388)             (2,235)
                                                                                               (3,388)             (3,723)
     Net deferred tax asset                                                                 $   1,300       $           0


     During the year, the Company recognized an increase in net deferred tax assets over liabilities of $5,223. However, the Company increased the offsetting valuation allowance by only $3,923. This resulted in a reduction of deferred income taxes and a net increase to the deferred tax assets during the year of $1,300.

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $1,300 of deferred tax assets will be realized. The remaining valuation of $42,467 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. This valuation adjustment will be reviewed on a regular basis and adjustments made as appropriate.

     The undistributed earnings of foreign subsidiaries amounting to $2,580 are intended to be reinvested; however, those earnings remitted to the parent company should have little or no additional tax under relevant current statutes.

  10.  OTHER INCOME (EXPENSE), NET

    ____________________________________________________________________________________________________________________
                                                                               1996             1995             1994
    ____________________________________________________________________________________________________________________

         Joint venture  . . . . . . . . . . . . . . . . . . . . . . . .     $       200      $       200      $       300
         Rent   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             164              204              200
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,645             (108)             (74)
                                                                            $     4,009      $       296      $       426

     Included in the $3,645 other is approximately $3,500 from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946.

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

  12.   COMMON STOCK

     The status of the stock option plans which provide for the purchase of the Company's common stock by officers and key employees is summarized as follows:

   _____________________________________________________________________________________________________________________
                                                                                                 Options Outstanding
                                                                                               Number           Option
                                                                                              of Shares          Price
   _____________________________________________________________________________________________________________________

         Balance, September 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .        362,293        $   3,220
         Transactions during 1994:
              Options expired   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,988)            (287)
              Options cancelled   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,000)             (69)
         Transactions during 1995:
              Options granted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,000              744
              Options cancelled   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,000)             (43)
              Options exercised   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,868)            (152)
         Transactions during 1996:
              Options granted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,000               52
              Options expired   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,937)            (104)
              Options cancelled   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,000)            (129)
              Options exercised   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,000)             (60)
            Balance, September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .        350,500        $   3,172


     During 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Compensation Committee of the Board of Directors, which consists of four members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares is the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1996 and 1995, 5,000 and 70,000 options, respectively, were granted to key management employees. The exercise price is $10-3/8 for all options granted in 1996 and $10-5/8 for those granted in 1995.

     A Restricted Stock Award Program ("Plan") was established in 1989. The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1996, certain employees held 10,800 shares of restricted common stock of the Company. Awards for 3,300 and 5,700 of these shares were granted in 1996 and 1995, respectively, with 1,950 subsequently vesting or being forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

     All stock options outstanding at September 30, 1996 are currently exercisable.

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

     Intersegment sales are billed at approximate market prices and are eliminated in consolidation. Sales to unaffiliated customers which individually totaled 10% or more of consolidated sales include sales to three customers in 1996 of $45,367, $29,774, and $26,555; sales to three customers in 1995 of $41,163, $31,276, and $27,915; and sales to three customers in 1994 of $38,038, $27,621, and $25,583. Sales to an
     affiliated joint venture were $1,536, $236 and $55 in 1996, 1995 and 1994, respectively.

     Operating profit is total sales less operating expenses and does not include general corporate expenses, interest, equity in income of affiliate, loss on sale of subsidiary, and income taxes. General corporate expense includes certain nonrecurring costs. Included in 1996, 1995 and 1994, respectively, are approximately $254, $2,842, and $6,955 of costs associated with divestitures and restructuring. Included in the divestiture and restructuring costs in 1996 and 1995 are $0 and $1,110, respectively, for costs associated with the Athenia Steel property project in Clifton, New Jersey. The information reported for geographic areas necessarily includes allocations of shared expenses and the cost of assets. Assets not identified to geographic areas are principally cash and investments.


         _______________________________________________________________________________________________________________
                                                                                        Year Ended September 30
                                                                               1996              1995             1994
         _______________________________________________________________________________________________________________

         GEOGRAPHIC AREAS
         Net Sales
         United States  . . . . . . . . . . . . . . . . . . . . . . . .     $   194,175      $   191,262      $   170,667
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,111           57,342           51,579
         Eliminations (1)   . . . . . . . . . . . . . . . . . . . . . .            (732)          (1,184)          (4,330)
                                                                            $   248,554      $   247,420      $   217,916
         Operating Profit (Loss)
         United States  . . . . . . . . . . . . . . . . . . . . . . .       $    15,787      $    17,847      $     8,628
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,046)             864              197
                 Segment Operating Profit (Loss)  . . . . . . . . . .            14,741           18,711            8,825
         General Corporate Expense  . . . . . . . . . . . . . . . . .            (5,870)          (5,787)          (9,935)
                                                                            $     8,871      $    12,924      $    (1,110)
         Total Assets
         United States  . . . . . . . . . . . . . . . . . . . . . . .       $    70,527      $    70,806      $    62,933
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . .            22,999           23,588           24,348
         Corporate  . . . . . . . . . . . . . . . . . . . . . . . . .            21,162           21,705           21,404
                                                                            $   114,688      $   116,099      $   108,685

         (1) Represents primarily sales of foreign wire to the United States.


     The net assets of foreign subsidiaries included in the consolidated figures at appropriate rates of exchange are as follows:

         _______________________________________________________________________________________________________________
                                                                                                1996           1995
         _______________________________________________________________________________________________________________

         Net current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4,592      $     3,922
         Plant, equipment and other assets, net of long-term debt, deferred taxes, and
               other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . .          3,748            4,055

                                                                                             $     8,340      $     7,977


  14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         _______________________________________________________________________________________________________________
                                                                     First          Second         Third         Fourth
                                                                    Quarter        Quarter        Quarter        Quarter
         _______________________________________________________________________________________________________________

         September 30, 1996
         Net sales  . . . . . . . . . . . . . . . . . . . . . .   $   60,531     $   66,016     $   60,853     $   61,154
         Gross profit   . . . . . . . . . . . . . . . . . . . .        7,563          8,540          8,131          7,887
         Earnings:
              Net   . . . . . . . . . . . . . . . . . . . . . .        4,344          1,510          1,369          1,629
              Per share   . . . . . . . . . . . . . . . . . . .          .81            .28            .26            .30
         Common stock:

              Market price:
                    High  . . . . . . . . . . . . . . . . . . .       13-5/8             11              8          8-1/4
                    Low   . . . . . . . . . . . . . . . . . . .        9-5/8          7-7/8          6-3/8          6-5/8

         September 30, 1995
         Net sales  . . . . . . . . . . . . . . . . . . . . . .   $   58,605     $   66,654     $   59,907     $   62,254
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

     At September 30, 1996, there were 1,946 shareholders.




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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                               KPMG Peat Marwick LLP



  Chicago, Illinois
  November 7, 1996


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended September 30, 1996, 1995 and 1994

    ____________________________________________________________________________________________________________________
                                                                                1996             1995             1994
    ____________________________________________________________________________________________________________________

    (In thousands)

    Allowance for Doubtful Accounts:
         Balance at Beginning of Period . . . . . . . . . . . . . . . .       $     398        $     398        $     386
            Additions (Recoveries) Charged to Costs and Expenses  . . .              41               28               72
            Recoveries of Accounts Previously Written Off . . . . . . .               -                -                -
            Deductions (Uncollectible Accounts Written Off) . . . . . .             (59)             (28)             (60)
    BALANCE AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .       $     380        $     398        $     398


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

        (ii) National-Standard Company Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(a)(ii) to Regis-trant's Annual Report on Form 10-K for 1991, filed January 31,
                  1992).

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

        (v) Deferred Compensation Plan (incorporated by reference to Exhibit (10)(ii) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1996 filed February 8, 1996).

        (vi) National-Standard Stock Option Plan (incorporated by reference to Exhibit A to Registrant's annual Proxy Statement relating to the Annual Meeting of Shareholders held May 19, 1993, filed April 15, 1993).

        (vii) National-Standard Company Targeted Retirement Benefit Plan (incorporated by reference to Exhibit (10)(i) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1996 filed February 8, 1996).

        (viii)    National-Standard Company Directors' Deferred Fee Plan.


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