Form 10-Q
period 1996-12-31
NATIONAL STANDARD CO
filed 1997-02-10
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                    December 31, 1996


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
                                                         [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class         Shares Outstanding at January 31, 1997
   Common Stock, $ .01 par value                   5,271,539

Part I.  FINANCIAL INFORMATION

                   National-Standard Company and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                        ($000, Except Per Share Amounts)

                                             Three Months Ended
                                                 December 31

                                               1996      1995
Net Sales                                   $     59,874     $     60,531

Cost of sales                                     52,851           52,968
  Gross profit                                     7,023            7,563

Selling and administrative expenses                5,378            5,336
  Operating profit                                 1,645            2,227

Interest expense                                  (1,049)          (1,335)

Other income                                          39            3,622
  Income before income taxes                         635            4,514

Income taxes                                        (102)             170
  Net income                                $        737     $      4,344


Income (loss) per share                     $        .14     $        .81

Dividends per share                         $       0.00     $       0.00

Average shares outstanding                     5,313,080        5,384,606



See accompanying notes to financial statements.



                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)



Assets                                                              December 31, 1996               September 30, 1996
Current assets:                                                        (Unaudited)
Cash                                                                         $      1,323                    $     2,423
   Receivables, net                                                                27,140                         24,532
   Inventories:
      Raw material                                            $      7,358                    $      7,573
      Work-in-process                                               14,684                          12,863
      Finished goods                                                 1,426         23,468            1,708        22,144
   Prepaid expenses                                                                 3,303                          3,283
   Deferred tax asset                                                               1,524                          1,300
   Other current assets                                                               200                            200
      Total current assets                                                   $     56,958                    $    53,882

   Property, plant and equipment                              $    158,620                    $    155,870
      Less accumulated depreciation                                110,586         48,034          108,431        47,439
   Other assets                                                                    13,161                         13,367
                                                                             $    118,153                    $   114,688
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     24,821                    $   23,067
   Employee compensation and benefits                                               3,469                          2,021
   Accrued pension                                                                    334                            334
   Other accrued expenses                                                           8,607                          7,765
   Current accrued postretirement benefit cost                                      2,500                          2,500
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)                                           16,393                         18,443
   Current portion of long-term debt                                               18,334                          7,244
      Total current liabilities                                              $     74,458                    $    61,374

Long-term debt                                                                        515                         11,203
Other long-term liabilities                                                         6,757                          6,433
Accrued postretirement benefit cost                                                49,440                         49,440
Stockholders equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,413,644 and
   5,409,144 shares, respectively                             $     27,720                    $     27,689
   Retained deficit                                                (36,260)                        (36,997)

                                                              $     (8,540)                   $     (9,308)

Less:    Foreign currency translation adjustments                    1,952                           2,175
         Unamortized value of restricted stock                          94                              73
         Treasury stock, at cost, 117,905 and 86,609
            shares, respectively                                       938                             713
         Excess of additional pension liability over
            unrecognized prior service cost                          1,493        (13,017)           1,493       (13,762)
                                                                             $    118,153                    $   114,688

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)

                                                                                       Three Months Ended
                                                                                          December 31
                                                                                        1996       1995


Net cash provided by operating activities                                            $     3,406         $    4,447

Investing Activities:
   Capital expenditures                                                                   (2,196)            (1,217)
        Net cash used for investing activities                                            (2,196)            (1,217)

Financing Activities:
   Net borrowings (reduction) under revolving credit agreements
                                                                                          (1,150)            (4,027)
   Principal payments under term loans                                                      (935)              (707)
   Other                                                                                    (225)              (150)
      Net cash used for financing activities                                              (2,310)            (4,884)

Net increase (decrease) in cash                                                           (1,100)            (1,654)

Beginning cash                                                                             2,423              2,064

Ending cash                                                                          $     1,323         $      410


Supplemental Disclosures:
   Interest paid                                                                     $       977         $    1,171

   Income taxes paid                                                                 $        22         $        1


See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries

                   Notes to Consolidated Financial Statements


1. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

2. On November 16, 1995, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 1997 should be classified as short-term obligations. Accordingly, the Company had classified all amounts due under its revolving credit agreement as a current liability at September 30, 1996. Debt under the revolving credit agreement would have been classified as long-term debt at September 30, 1996 had the EITF opinion not been issued.

3. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.




                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended December 31, 1996 decreased 1.1% over the same period last year. Gross margin percentages were 11.7% for the current three-month period compared to 12.5% for the same period last year.

Sales of air bag inflator filtration products decreased approximately 16% from the first quarter last year, while the Company's weld wire product lines experienced a 17% increase over the same time period. Air bag product sales declined due to the combined effect of lower prices and a shift in market share between major air bag manufacturers resulting in lower value product sales for the Company. Operating profit was $1.6 million compared to $2.2 million for the same period last year, resulting from automotive pricing pressures continuing to push selling prices down.

Net income for the quarter was $ .7 million or 14 cents per share versus $4.3 million or 81 cents per share for the same period last year. Last year's net income includes approximately $3.5 million or 66 cents per share from the sale of shares of Allmerica Financial Corporation which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America.

Operations in the United Kingdom lost $ .3 million in the current three-month period compared to breakeven for the same period last year on sales that were $
 .5 million below last year.

Interest expense of $1.0 million in the current three-month period decreased 21.4% over the same period last year, due to a lower level of average borrowings and lower interest rates.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards, as well as a decrease in the net deferred tax asset valuation reserve.

Liquidity and Capital Resources

Total borrowings decreased $2.1 million during the quarter, due primarily to cash flow from operations.

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


Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

          (10)  Material Contracts

              (i) National-Standard Company Stock Option Plan for Non-Employee Directors.

              (ii) Form of Amended and Restated Supplemental Compensation Agreement.

          (27)  Financial Data Schedule

       (b) A Form 8-K (Item 5) was filed on November 21, 1996 regarding earnings for fiscal year ending September 30, 1996.

          A second Form 8-K (Item 5) was filed on January 2, 1997 regarding the announcement to continue the program to repurchase some of the Company's common stock.

          A third Form 8-K (Item 5) was filed on January 2, 1997 regarding a Letter of Intent with Korea Sangsa Co., Ltd. to form a joint venture company in Korea.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date   February 10, 1997           /s/ M. B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date   February 10, 1997           /s/ W. D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance