Form 10-Q
period 1997-03-31
NATIONAL STANDARD CO
filed 1997-05-09
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                  March 31, 1997


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

        Title of Each Class            Shares Outstanding at May 1, 1997
   Common Stock, $ .01 par value                   5,271,539

Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)


                                    Three Months Ended  Six Months Ended
                                         March 31           March 31

                                      1997     1996      1997     1996

Net Sales                           $63,127  $66,016   $ 123,001  $ 126,547

Cost of sales                        56,703   57,476     109,554    110,444
  Gross profit                        6,424    8,540      13,447     16,103

Selling and administrative expenses   5,971    5,748      11,349     11,084
UK restructuring                      9,850        -       9,850          -
  Operating profit (loss)            (9,397)   2,792      (7,752)     5,019

Interest expense                     (1,064)  (1,273)     (2,113)    (2,608)

Other income (expense), net            (143)      92        (104)     3,714
  Income (loss)                     (10,604)   1,611      (9,969)     6,125

Income taxes                             83      101         (19)       271

  Net income (loss)                $(10,687) $ 1,510    $ (9,950) $   5,854


Income (loss) per share             $ (2.03) $   .28    $  (1.88) $    1.09

Dividends per share                 $  0.00  $  0.00    $   0.00  $    0.00

Average shares outstanding        5,272,000 5,374,709  5,291,854  5,379,684

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


Assets                                                                March 31, 1997                September 30, 1996
Current assets:                                                        (Unaudited)
Cash                                                                         $        607                    $     2,423
   Receivables, net                                                                24,962                         24,532
   Inventories:
      Raw material                                            $      8,766                    $      7,573
      Work-in-process                                               14,218                          12,863
      Finished goods                                                 1,016         24,000            1,708        22,144
   Prepaid expenses                                                                 2,854                          3,283
   Deferred tax asset                                                               1,300                          1,300
   Other current assets                                                                 -                            200
      Total current assets                                                   $     53,723                    $    53,882

   Property, plant and equipment                              $    158,428                    $    155,870
      Less accumulated depreciation                                111,424         47,004          108,431        47,439
   Other assets                                                                    13,733                         13,367
                                                                             $    114,460                    $   114,688
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     24,411                    $    23,067
   Employee compensation and benefits                                               3,480                          2,021
   Accrued pension                                                                    334                            334
   Other accrued expenses                                                          14,627                          7,765
   Current accrued postretirement benefit cost                                      2,500                          2,500
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)                                           17,989                         18,443
   Current portion of long-term debt                                               17,459                          7,244
      Total current liabilities                                              $     80,800                    $    61,374

Long-term debt                                                                        407                         11,203
Other long-term liabilities                                                         7,724                          6,433
Accrued postretirement benefit cost                                                49,440                         49,440
Stockholders equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,413,644 and
   5,409,144 shares, respectively                             $     27,720                    $     27,689
   Retained deficit                                                (46,947)                        (36,997)
                                                              $    (19,227)                   $     (9,308)

Less:    Foreign currency translation adjustments                    1,999                           2,175
         Unamortized value of restricted stock                          83                              73
         Treasury stock, at cost, 142,105 and 86,609
            shares, respectively                                     1,109                             713
         Excess of additional pension liability over
            unrecognized prior service cost                          1,493        (23,911)           1,493       (13,762)
                                                                             $    114,460                    $   114,688

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)


                                                                                            Six Months Ended
                                                                                                March 31
                                                                                          1997               1996

Net cash provided by operating activities                                            $     4,929         $    8,059

Investing Activities:
   Capital expenditures                                                                   (5,089)            (3,391)
        Net cash used for investing activities                                            (5,089)            (3,391)

Financing Activities:
   Net borrowings (reduction) under revolving credit agreements                              618             (4,309)
   Principal payments under term loans                                                    (1,878)            (1,414)
   Stock option proceeds                                                                       -                 58
   Other                                                                                    (396)              (349)
      Net cash used for financing activities                                              (1,656)            (6,014)

Net increase (decrease) in cash                                                           (1,816)            (1,346)

Beginning cash                                                                             2,423              2,064

Ending cash                                                                          $       607         $      718


Supplemental Disclosures:
   Interest paid                                                                     $     2,017         $    2,314

   Income taxes paid                                                                 $        95         $      176


See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries

                   Notes to Consolidated Financial Statements


1. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods included herein have been made.
    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

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

3. The three- and six-month periods ended March 1997 per share data of $(2.03) and $(1.88), respectively, includes $(1.87) per share and $(1.86) per share related to the restructuring charge. The six-month period ended March 1996 per share data of $1.09 includes $0.66 per share related to the sale of shares of the Allmerica Financial Corporation.

4. The results of operations for the six-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended March 31, 1997 decreased 4.4% over the same period last year, while net sales for the six-month period ended
March 31, 1997 decreased 2.8% over the same period last year. Gross margin percentages were 10.2% and 10.9%, respectively, for the current three- and six-month periods compared to 12.9% and 12.7%, respectively, for the same periods last year.

Sales of air bag inflator filtration products for the three- and six-month periods decreased approximately 14% and 15%, respectively, over the same periods last year. The Company's weld wire product lines, however, experienced a 12% and 14% increase over the same time periods. Air bag product sales continue to decline due to the combined effect of lower prices and a shift in market conditions between major air bag manufacturers, resulting in lower air bag product sales for the Company. Operating losses for the three- and six-month periods were $9.4 million and $7.8 million, respectively, compared to operating income of $2.8 million and $5.0 million, respectively, for the same periods last year.

The second quarter results include a $9.9 million charge for restructuring the Company's operations in the United Kingdom. This restructuring charge includes $3.0 million in severance costs and estimated pension curtailment costs in addition to discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non-value added weld wire products in the U.K, thus reducing annual U.K. sales from $37.0 million to approximately $30.0 million. The resulting reduction in the U.K. work force of 124 employees will save approximately $3.0 million in annual salaries. The restructuring also includes a $2.6 million provision for the write-off of inventory and fixed assets related to the discontinued products, $1.7 million for ongoing lease commitments for associated equipment and facilities, $1.8 million for environmental costs and $ .8 million in other miscellaneous costs. Cash outlays during the next twelve months included in the $9.9 million are expected to be $2.7 million. Cash outlays expected beyond the next twelve months are approximately $3.0 million.

Net losses for the current three- and six-month periods were $10.7 million or $2.03 per share and $10.0 million or $1.88 per share, respectively, compared to a net income of $1.5 million or $ .28 per share and $5.9 million or $1.09 per share for last year. This year's net income includes the $9.9 million UK restructuring charge, while last year's net income includes approximately $3.5 million or $ .66 per share from the sale of shares of Allmerica Financial Corporation which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America.

The U.K. results without the restructuring charges were a loss of $1.1 million and $1.4 million in the current three- and six-month periods. Prior to this restructuring, the U.K. Company has lost $5.3 million since 1993. Without the restructuring, the Company would expect these losses to continue.

North American results continue to be positive with a net income of $ .2 million and $1.3 million, respectively, for the current three- and six-month periods. Prior year six-month North American net income was $2.6 million. Cost reduction activities in all business units and strong weld wire sales have generated a $2.2 million increase in net income. However, the operations continue to be under significant price pressure in the tire bead wire and air bag filtration materials markets. As a result, pricing for all North American business units is off $3.8 million during the first six months. Interest expense in North America decreased approximately $ .3 million during the same period.

                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations (Continued)

Interest expense of $1.1 million and $2.1 million, respectively, in the current three- and six-month periods decreased 16.4% and 19.0%, respectively, over the same periods last year, due to the combined effect of lower interest rates and a lower level of average borrowings.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards.

Liquidity and Capital Resources

Total borrowings decreased $1.3 million in the six-month period, due primarily to cash flow from operations.

During 1994, the Company entered into a long-term financing arrangement, which was modified in September 1995, to provide up to $51.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans, which are fully secured by the Company's assets, mature in October 1997.

The Company believes adequate funding will be available to fund future growth and meet the growing demand for our products.

Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
          (27)  Financial Data Schedule

       (b) A Form 8-K (Item 5) was filed on January 2, 1997 regarding the announcement to continue the program to repurchase some of the Company's common stock.

          A second Form 8-K (Item 5) was filed on January 2, 1997 regarding a Letter of Intent with Korea Sangsa Co., Ltd. to form a joint venture company in Korea.

          A third Form 8-K (Item 5) was filed on January 24, 1997 regarding Fiscal Year 1997 first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date       May 9, 1997             /s/ M. B. Savitske

                                   M. B. Savitske
                                   President and Chief Executive Officer


Date       May 9, 1997             /s/ W. D. Grafer

                                   W. D. Grafer
                                   Vice President, Finance