Form 10-Q
period 1997-06-30
NATIONAL STANDARD CO
filed 1997-08-12
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                            June 30, 1997


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
                                                         [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class          Shares Outstanding at August 6, 1997
   Common Stock, $ .01 par value                   5,224,911

Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)


                                                                    Three Months Ended              Nine Months Ended
                                                                         June 30                         June 30

                                                                  1997           1996             1997           1996

Net Sales                                                     $     64,701   $     60,853     $    187,702   $   187,400

Cost of sales                                                       57,693         52,722          167,247       163,166
  Gross profit                                                       7,008          8,131           20,455        24,234

Selling and administrative expenses                                  5,674          5,624           17,023        16,708
UK restructuring                                                         -              -            9,850             -
  Operating profit (loss)                                            1,334          2,507           (6,418)        7,526

Interest expense                                                    (1,061)        (1,151)          (3,174)       (3,759)

Other income (expense), net                                             37             97              (67)        3,811
  Income (loss)                                                        310          1,453           (9,659)        7,578

Income taxes                                                            46             84               27           355

  Net income (loss)                                           $        264   $      1,369     $     (9,686)  $     7,223


Income (loss) per share                                       $        .05   $        .26     $      (1.83)  $      1.35

Dividends per share                                           $       0.00   $       0.00     $       0.00   $      0.00

Average shares outstanding                                       5,255,211      5,338,164        5,279,640     5,365,895

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)



Assets                                                                June 30, 1997                 September 30, 1996
Current assets:                                                        (Unaudited)
Cash                                                                         $        855                    $     2,423
   Receivables, net                                                                25,242                         24,532
   Inventories:
      Raw material                                            $      9,462                    $      7,573
      Work-in-process                                               12,720                          12,863
      Finished goods                                                   733         22,915            1,708        22,144
   Prepaid expenses                                                                 2,866                          3,283
   Deferred tax asset                                                               1,300                          1,300
   Other current assets                                                                 -                            200
      Total current assets                                                   $     53,178                    $    53,882

   Property, plant and equipment                              $    160,703                    $    155,870
      Less accumulated depreciation                                113,680         47,023          108,431        47,439
   Other assets                                                                    13,878                         13,367
                                                                             $    114,079                    $   114,688
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     26,015                    $    23,067
   Employee compensation and benefits                                               3,689                          2,021
   Accrued pension                                                                    334                            334
   Other accrued expenses                                                          13,696                          7,765
   Current accrued postretirement benefit cost                                      2,500                          2,500
   Notes payable under revolving credit agreement
      expiring October 1997 (see Note 2)                                           18,903                         18,443
   Current portion of long-term debt                                               15,635                          7,244
      Total current liabilities                                              $     80,772                    $    61,374

Long-term debt                                                                        256                         11,203
Other long-term liabilities                                                         7,821                          6,433
Accrued postretirement benefit cost                                                49,440                         49,440
Stockholders equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,413,644 and
   5,409,144 shares, respectively                             $     27,720                    $     27,689
   Retained deficit                                                (46,683)                        (36,997)
                                                              $    (18,963)                   $     (9,308)

Less:    Foreign currency translation adjustments                    2,248                           2,175
         Unamortized value of restricted stock                          72                              73
         Treasury stock, at cost, 188,733 and 86,609
            shares, respectively                                     1,434                             713
         Excess of additional pension liability over
            unrecognized prior service cost                          1,493        (24,210)           1,493       (13,762)
                                                                             $    114,079                    $   114,688

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)


                                                      Nine Months Ended
                                                                                                 June 30
                                                                                          1997               1996

Net cash provided by operating activities                                            $     8,547         $    9,757

Investing Activities:
   Capital expenditures                                                                   (7,031)            (6,122)
        Net cash used for investing activities                                            (7,031)            (6,122)

Financing Activities:
   Term loan advance                                                                           -                849
   Net borrowings (reduction) under revolving credit agreements                              493             (2,687)
   Principal payments under term loans                                                    (2,856)            (2,231)
   Stock option proceeds                                                                       -                 58
   Other                                                                                    (721)              (525)
      Net cash used for financing activities                                              (3,084)            (4,536)

Net increase (decrease) in cash                                                           (1,568)              (901)

Beginning cash                                                                             2,423              2,064

Ending cash                                                                          $       855         $    1,163


Supplemental Disclosures:
   Interest paid                                                                     $     3,054         $    3,370

   Income taxes paid                                                                 $        95         $      267



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

 .   The nine-month period ended June 1997 per share data of $(1.83) includes
    $(1.86) per share related to the United Kingdom restructuring charge. The nine-month period ended June 1996 per share data of $1.35 includes $0.66 per share related to the sale of shares of the Allmerica Financial Corporation.

4. The results of operations for the nine-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.




                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended June 30, 1997 increased 6.3% over the same period last year, while net sales for the nine-month period ended June 30, 1997 increased .2% over the same period last year. Gross margin percentages were 10.8% and 10.9%, respectively, for the current three- and nine-month periods compared to 13.4% and 12.9%, respectively, for the same periods last year, due to continued pricing pressure in most domestic and international markets.

Sales of air bag inflator filtration products for the three-month period increased approximately 19%, due to the continued ramp-up of the Moses Lake, Washington facility as well as new filter fabrication capacity in the Clearfield, Utah location. The Company's weld wire product lines have experienced a 4% and 11% increase over the same three- and nine-month periods last year. Currently, sales in this product line are capacity constrained as additional capacity is being installed in the Niles facility.
Net income for the current three-month period was $ .3 million or $ .05 per share while a net loss for the current nine-month period was $9.7 million or $1.83 per share, compared to net income of $1.4 million or $ .26 per share and $7.2 million or $1.35 per share for the comparable periods last year. This year's net loss includes a $9.9 million, or $1.86 per share, charge taken in the second quarter for restructuring the company's operations in the United Kingdom, while last year's net income included approximately $3.5 million or $ .66 per share in the first quarter from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America.

The rationalization of the UK operations continues as planned. Losses in the UK were $ .2 million this quarter, compared to $ .2 million last year and $1.4 million in the first six months this year. The announced Knoxville plant closure is also progressing as planned to its August completion. The profit improvement from both of these actions should begin to be realized in 1998. Interest expense of $1.1 million and $3.2 million, respectively, in the current three- and nine-month periods decreased 7.8% and 15.6%, respectively, over the same periods last year, due to the combined effect of lower interest rates and a lower level of average borrowings.

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

                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Total borrowings decreased $2.4 million in the nine-month period, due primarily to cash flow from operations.

During 1994, the Company entered into a long-term financing arrangement, which was modified in September 1995, to provide up to $51.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans, which are fully secured by the Company's assets, mature in October 1997.

The Company is in negotiation with its existing lender and believes adequate funding will be available to fund future growth and meet the growing demand for our products.


Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
              (27) Financial Data Schedule

       (b) A Form 8-K (Item 5) was filed on April 24, 1997 regarding fiscal year 1997 second quarter earnings.

              A second Form 8-K (Item 5) was filed on April 30, 1997 regarding an announcement to delay the formation of a Korean joint venture company.

              A third Form 8-K (Item 5) was filed on June 10, 1997 announcing the closing of the Company's Knoxville, Tennessee plant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date        August 12, 1997
                                   /s/M.B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date        August 12, 1997
                                   /s/W.D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance