Form 10-K405
period 1997-09-30
NATIONAL STANDARD CO
filed 1997-12-12
CIK 70564

UNITED STATES SECURITIES and EXCHANGE COMMISSION
                               Washington, DC 20549
                                     Form 10-K

  (Mark One)
  [X]  ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE

       ACT OF 1934
       For the fiscal year ended  September 30, 1997

  Commission file number:   1-3940


                             NATIONAL-STANDARD COMPANY
              (Exact Name of Registrant as Specified in Its Charter)

                     Indiana                                38-1493458
  (State or Other Jurisdiction of Incorporation           (IRS Employer
                   or Organization)                    Identification No.)

      1618 Terminal Road, Niles, Michigan                     49120
  (Address of Principal Executive Offices)                  (Zip Code)

  Registrant's telephone number, including area code:   (616) 683-8100

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common shares held by non-affiliates of the registrant on November 28, 1997, based on the closing price of the shares on the New York Stock Exchange and assuming that 59 percent of the shares were held by non-affiliates, was approximately $18,107,579.

  As of November 28, 1997, 5,223,968 shares of common stock, par value of $ .01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 22, 1998 are incorporated by reference into Part III of this report.

  The sequential page in this report where the Exhibit Index appears is page
  35.


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

  In Fiscal Year 1997, there were no material changes to the Company's business. During the prior three years, the Company disposed of various business units and product lines as described in the following report.

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

  The Company's wire products are generally highly competitive with a number of other producers located both in the U.S. and in foreign countries. In some cases, the Company's customers also manufacture products for their own use similar to those produced by the Company. The Company remains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, and Amercord, Inc. are the Company s major bead wire competitors. The Company is the major supplier of air bag filtration materials in the U.S. While there is a limited number of manufacturers in the Company's line of filtration materials, the Company regards the field as highly competitive. Competitive factors for all of the Company s products are generally considered to be price, service and product quality.

  Although wire and related products are generally basic materials or fabricated products which do not require assembly, production time is relatively short and backlog is not significant. There was a backlog of approximately $35,190,000 and $33,330,000 at September 30, 1997 and 1996,
  respectively.

  During 1997, the Company provided $9,850,000 for restructuring the Company's operations in the United Kingdom (U.K.). The $9,850,000 restructuring charge includes severance costs and estimated pension related costs for 124 employees, reducing the U.K. workforce from 345 to 221. The reductions will save approximately $3,000,000 in annual salaries. The restructuring also provides for discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non value-added weld wire product lines in the United Kingdom. Annual U.K. sales will be reduced from approximately $37,000,000 to approximately $30,000,000 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850,000 were $1,335,000. Cash outlays expected during 1998 are approximately $2,000,000.

  During 1997, the Company also closed the wire cloth weaving facility in Knoxville, Tennessee, and relocated the capacity in the Company's existing facilities in Corbin, Kentucky and Clearfield, Utah. The Knoxville facility had been opened in 1993.

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

  During 1990, the Company entered into a joint venture with Toyota Tsusho America, Inc. The venture was established to ensure that the Company would have sufficient quantities of competitively priced woven wire cloth to maintain its position as a major supplier of filtration materials and filters for the automotive air bag market. During 1991, the venture was self-funding, requiring no cash contributions from the Company. During 1992, the Company contributed cash of $120,000 and equipment valued at $180,000 to the venture. No additional investments have been made in the venture. During 1995, the Company expanded the joint venture to a second manufacturing site for the production of wire cloth for air bag inflator filters. The expansion was funded from the venture's operating cash flow and from external financing available to the venture. During 1997, the venture consolidated its two facilities into one facility. Future capacity requirements will be dependent on market conditions.

  During 1994, the Company discontinued the manufacture of hose wire in North America and closed its Columbiana, Alabama facility. The North American hose wire market is served from capacity available in the Company's Kidderminster, England facility. Sufficient bead wire manufacturing capacity to serve the Company's North American market was relocated to the Company's other North American wire facilities. The Company provided $4,870,000 during the first quarter of 1994 for relocation of equipment, plant environmental stabilization, and employee severance. Approximately $2,700,000, $1,760,000, and $403,000 of cash outlays related to the plant closure were made during 1994, 1995, and 1996, respectively. Cash outlays during 1997 related to the closure were $277,000, primarily for plant environmental stabilization. Expected cash outlays for 1998 will be approximately $275,000.

  During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. During the past nine years, the Company has undertaken to obtain New Jersey approval to transfer title for the property. Due to the environmental regulations in the State of New Jersey, title to real estate cannot be passed without the Department of Environmental Protection s written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property have been primarily environmental and have been reported as other assets up to the estimated realizable value of the property, with the balance charged to operations. The expenses associated with the project were primarily to adjust the property value to current market and to recognize the current estimated cost of soil remediation. Both cash outlays and expenses are shown in the following table:


                      1997       1996        1995         1994       1993      1992         1991         1990        1989
    Cash Outlays    $222,000   $254,000  $   304,000 $   285,000   $282,000   $380,000  $3,027,000  $   712,000  $3,028,000
    Expenses        $222,000   $254,000   $1,110,000  $2,030,000   $      0   $333,000  $3,898,000   $2,933,000  $        0


  The Company expects to spend $350,000 in 1998 on the project. Future cash outlays of approximately $3,035,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

  ENVIRONMENTAL

  In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company had cash outlays of approximately $2,211,000, $2,493,000 and $2,777,000 during the 1997, 1996, and 1995 fiscal years on pollution control equipment and related operational environmental projects and procedures at the Company's ten plants. The largest annual cash outlays during 1997, 1996, and 1995 were $2,083,000, $2,059,000, and $1,751,000, respectively, primarily for environmental operational procedures, cleanup of existing operations, and improvements of environmental systems in 1997 and 1996, and primarily for plant environmental stabilization at the closed Columbiana facility in 1995. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $2,900,000 during 1998. During 1997, 1996 and 1995, the Company provided $2,300,000, $2,595,000 and
  $3,315,000, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1995 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. The majority of the 1996 environmental cost was related to potentially responsible party provisions and normal environmental operating expenses. The 1997 provision related to equipment and plant stabilization activities associated with the U.K. restructuring and normal environmental operating expenses in both the United Kingdom and in North America. In addition to the amounts charged to earnings, $905,000, $440,000 and $119,000 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1997, 1996 and 1995 were $2,433,000, $2,747,000 and $3,081,000, respectively, of which $222,000,
  $254,000 and $304,000 were spent on the Clifton, New Jersey property. The Company does not expect existing regulations will have any material effect on its net earnings or competitive position.

  The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for seven actual or potential Superfund Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. At one of the Sites, the Company has no record of any participation; at two other Sites, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement and potential exposure for all the Sites, and, based upon all information currently available, has previously accrued $1,350,000 in prior years (excluding Clifton, New Jersey), and an additional $322,000 in 1997 for its shares of the estimated investigation and remediation costs for the Sites. Additionally, under the federal Resource Conservation and Recovery Act ("RCRA"), the Company has undertaken environmental investigation and clean-up projects at three of its plants. These projects are subject to monitoring by appropriate state environmental protection agencies. One of the three projects was completed in November 1997. The Company has previously accrued $2,220,000 in prior years and $0 in 1997 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

  During the second quarter of 1996, the City of Stillwater, Oklahoma and the Company announced that they had reached a settlement of their lawsuits pending in Federal Court in Oklahoma City. The suits, which began in May 1995, concerned operations at the Company's Stillwater plant, compliance with a City-issued wastewater discharge permit, and the shutdown of the Company's plant in April 1995. Each side claimed that it had been damaged by the other's actions. As part of the settlement, the Company paid $1,600,000 to the City in 1996. Net income for 1996 was adversely affected by $900,000 for legal expenses and settlement costs. All costs and expenses related to the action with the City of Stillwater have been paid.

  As a result of the settlement, the Company and the City have established an ongoing dialogue in order to avoid a recurrence of the events which led to the lawsuits.

  GENERAL

  The Company's major raw material   steel   is purchased in several forms from
  domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1998 fiscal year. The Company also purchases a variety of component parts for use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

  The Company owns or is licensed under a number of patents covering various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include the major producers of automotive air bag restraint systems, i.e., TRW and Autoliv, Inc., and some of the major tire and rubber companies, i.e., Bridgestone/Firestone, Inc., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Sumitomo), Gates Rubber Company, General Tire (owned by Continen-tal), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). TRW accounted for approximately 15%, Goodyear accounted for approximately 12%, Autoliv accounted for approximately 11%, and the ten largest customers, in the aggregate, accounted for approximately 59% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

  During the 1997 fiscal year, the Company spent approximately $1,463,000 on research and development of new products and process alternatives compared to $968,000 and $912,000 for the years ended September 30, 1996 and 1995, respectively. The 51% increase in research and development cost in 1997 over 1996 is due to additional staff to enhance the Company's capability for product and process development, process control, and application engineering. These cash outlays are for Company sponsored activities.

  Only three products, high carbon steel wire, low carbon steel wire, and air bag inflator filters, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 33% and 25% of total sales in 1997; 35% and 22% of total sales in 1996; and 35% and 24% of total sales in 1995. Air bag inflator filters accounted for 16% of total sales in 1997; 13% of total sales in 1996; and 13% of total sales in 1995.

  At September 30, 1997, the Company employed 1,406 persons in its operations throughout the world.

  INTERNATIONAL OPERATIONS

  The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with generally the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1997 is included in Note 14 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

  Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1997, reflects a decrease of approximately $329. This change is due primarily to the U.S. dollar's value against the British pound. The appreciation of the British pound versus most major currencies had a significant adverse effect upon the United Kingdom subsidiary's competitive position in its various markets, both within the United Kingdom and in Europe.

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders since the last annual meeting held January 23, 1997.

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


             Name                   Age                       Present Position           Date Assumed Present Position


    Michael B. Savitske              56    President and Chief Executive Officer                     1989
    David M. Baldwin                 56    Vice President, Wire Division                             1996
    William D. Grafer                52    Vice President, Finance                                   1987
    David L. Lawrence                50    Treasurer, Assistant Secretary                            1987
    Timothy C. Wright                56    General Counsel and Secretary                             1996


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

                                     PART II.

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Common stock market prices, information on stock exchanges and number of shareholders is included in Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1997 or 1996, nor during the portion of fiscal 1998 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

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



                                              1997             1996             1995             1994             1993


    FOR THE YEAR:
    Net sales                             $   247,763      $   248,554      $   247,420      $   217,916      $   208,254
    Operating profit (loss)               $   (4,697)      $     8,871      $    12,924      $   (1,110)      $   (1,055)
    Net earnings (loss) before
      effect of accounting change         $   (8,990)      $     8,852      $     7,350      $   (4,625)      $   (4,701)
    Net earnings (loss)                   $   (8,990)      $     8,852      $     7,350      $   (4,625)      $  (53,377)
    AT YEAR-END:
    Shareholders' equity                  $  (23,163)      $  (13,762)      $  (21,475)      $  (28,266)      $  (24,827)
    Net current assets                    $  (13,814)      $   (7,492)      $    10,471      $     6,263      $      (39)
    Total assets                          $   113,185      $   114,688      $   116,099      $   108,685      $   103,976
    Long-term debt                        $    12,219      $    11,203      $    34,152      $    34,328      $    24,100
    Ratio of current assets to
      current liabilities                    .8 : 1.0         .9 : 1.0        1.2 : 1.0        1.1 : 1.0        1.0 : 1.0
    Common shares outstanding                   5,224            5,323            5,385            5,366            5,359
    Average common shares outstand-
      ing used in per share calculations        5,266            5,358            5,373            5,365            5,085
    Number of employees                         1,406            1,495            1,403            1,282            1,248
    PER COMMON SHARE:
    Earnings (loss) before effect of
      accounting change                   $        (1.71)  $         1.65   $         1.37   $       (  .86)  $     (    .92)
    Net earnings (loss)                   $        (1.71)  $         1.65   $         1.37   $       (  .86)  $       (10.50)
    Dividends declared                    $          .00   $          .00   $          .00   $          .00   $          .00


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except share data)

  RESULTS OF OPERATIONS

  Net sales for 1997 of $247,763 were .3% below 1996. Weld wire sales increased 13% over 1996, while air bag inflator filtration products decreased 5% due primarily to lower selling prices. Sales from the United Kingdom facility declined 12% due primarily to the product line and manufacturing restructuring implemented during the second half of the year. Price declines in bead wire, air bag filtration material, and for most United Kingdom products averaged 4%, totaling $10,900 compared to 1996. Net sales for 1996 of $248,554 were 5% above 1995, as sales of air bag inflator filtration products increased 3% over 1995. Weld wire sales decreased 3% due primarily to a slowdown in the automotive industry.

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

  Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. During 1997, the Company provided $9,850 for restructuring the Company's operations in the United Kingdom. The $9,850 restructuring charge includes severance costs and estimated pension related costs for 124 employees, reducing the U.K. workforce from 345 to 221. The reductions will save approximately $3,000 in annual salaries. The restructuring also provides for discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non value- added weld wire product lines in the United Kingdom. Annual U.K. sales will be reduced from approximately $37,000 to approximately $30,000 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850 were $1,335. Cash outlays expected during 1998 are approximately $2,000. Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $21,535 while sales from remaining operations have increased 30%. During this period, air bag sales have increased 426% and weld wire sales have grown 82%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:


                                              1997             1996             1995             1994             1993


    NET SALES
      Remaining operations               $    241,059      $   241,204      $   239,712      $   210,455      $   191,304
      Divested operations                       6,704            7,350            7,708            7,461           16,950
      Total                              $    247,763      $   248,554      $   247,420      $   217,916      $   208,254
    GROSS PROFIT
      Remaining operations               $     27,767      $    32,516      $    37,248      $    25,103      $    24,065
      Divested operations                         117            (395)               80          (1,247)             (60)
      Total                              $     27,884      $    32,121      $    37,328      $    23,856      $    24,005
    GROSS PROFIT %
      Remaining operations                       11.5%            13.5%            15.5%            11.9%            12.6%
      Divested operations                         1.7%            (5.4%)            1.0%           (16.7%)           (0.4%)
      Total                                      11.3%            12.9%            15.1%            10.9%            11.5%


  Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and costs also affect the gross margins. During 1997, lower selling prices, primarily for automotive related products, were the primary cause of lower margins.

  During 1997, sales from international operations decreased 12% due primarily to the restructuring of the U.K. operation. During 1996, sales from international operations increased 1% due primarily to increased sales of weld wire in the United Kingdom. During 1995, sales increased 7% due to increased demand for all products.

  In recent years, the Company has not been able to raise prices in line with inflation and rising raw material costs due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure in
  the Company's automotive markets.   Since 1992, inflation as measured by the
  Consumer Price Index has risen 15%, while average selling prices have risen only 2%. Had selling prices increased 15%, sales in 1997 would have been approximately $280,000.

  During 1997, 1996 and 1995, the Company provided $2,300, $2,595 and $3,315, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1997 provision relates to normal environmental operating expenses, responsible party provisions, and the United Kingdom restructuring and decommissioning of the copper plating equipment. The majority of the 1996 environmental cost related to potentially responsible party provisions and normal environmental operating expenses. The majority of the 1995 provisions were made in the Company's fourth quarter as a result of an expansion of clean-up operations and changes in estimated costs to complete. In addition to the amounts charged to earnings, $905, $440 and $119 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1997, 1996 and 1995 were $2,433, $2,747 and $3,081, respectively, of which $222, $254 and $304 were spent on the Clifton, New Jersey property.

  The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for seven actual or potential Superfund Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. At one of the Sites, the Company has no record of any participation; at two other Sites, the Company's records indicate that it had only de minimus involvement. The Company has reviewed its involvement and potential exposure for all the Sites, and, based upon all information currently available, has previously accrued $1,350 in prior years (excluding Clifton, New Jersey), and an additional $322 in 1997 for its shares of the estimated investigation and remediation costs for the Sites. Additionally, under the federal Resource Conservation and Recovery Act ("RCRA"), the Company has undertaken environmental investigation and clean-up projects at three of its plants. These projects are subject to monitoring by appropriate state environmental protection agencies. One of the three projects was completed in November 1997. The Company has previously accrued $2,220 in prior years and $0 in 1997 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

  The Company has reviewed its current environmental projects which are expected to be completed in 1998 and all environmental regulations and acts to ensure continuing compliance. In 1998, the Company expects to spend $350 on the Clifton, New Jersey project. Future cash outlays of approximately $3,035 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $2,900 on environmentally related capital and operational projects, of which $1,000 will be charged against 1998 earnings.

  In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

  In 1997, 1996, 1995, 1994, and 1993, $10,072, $254, $2,842, $6,955, and
  $2,390, respectively, the net cost of restructuring the Company in those years, including net loss on sale of fixed assets and product lines of $0, $0, $0, $0, and $196, respectively; the write-off of nonproductive facilities and obsolete inventory of $2,092, $0, $120, $4,219, and $909, respectively; severance costs of the salaried and hourly workforce, and provision for transferring manufacturing of certain product lines between plants, is included in selling and administrative costs. The 1995 and 1994 net cost of restructuring also included $1,400 and $1,700, respectively, for the Columbiana plant environmental stabilization. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property.


  The 1997 restructuring cost of $10,072 includes $9,850 relating to the U.K. restructuring and $222 associated with the Clifton, New Jersey property. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The 1995 and 1994 net cost of restructuring also included $1,400 and $1,700 respectively, for the Columbiana plant environmental stabilization. The Company expects to incur approximately $2,000 of cash outflows related to the United Kingdom restructuring in 1998.

  The following summary shows the changing level of selling and administrative expense and identifies selling and administrative expense directly attributable to divested operations and amounts attributable to restructuring activities.

                                              1997             1996             1995             1994             1993


    SELLING AND ADMINISTRATIVE EXPENSE:
    Remaining operations                  $    22,270      $    22,601      $    21,245      $    17,676      $    22,197
    Divested operations                           239              395              317              335              473
    Restructuring costs                        10,072              254            2,842            6,955            2,390
    Total                                 $    32,581      $    23,250      $    24,404      $    24,966      $    25,060
    AS A PERCENT OF SALES
    Remaining operations                            9.2%             9.3%             8.7%             8.3%            11.4%
    Divested operations                             3.6%             5.4%             4.1%             4.5%             2.8%
    Total                                          13.2%             9.4%             9.9%            11.5%            12.0%


  The net effect of all the above elements is seen in the Company's operating profit (loss).


                                              1997             1996             1995             1994             1993


    OPERATING PROFIT (LOSS)
    Remaining operations                  $     5,497      $     9,915      $    16,003      $     7,427      $     1,680
    Divested operations                         (122)            (790)            (237)          (1,582)            (345)
    Restructuring costs                      (10,072)            (254)          (2,842)          (6,955)          (2,390)
    Total                                 $   (4,697)      $     8,871      $    12,924      $   (1,110)      $   (1,055)


  Operating profit by Geographic Area is presented in Note 14 of Notes to Consolidated Financial Statements in Item 8.

  Interest  expense decreased  in 1997  due  to lower  interest rates  and lower
  borrowings.   In  1995  and 1994  interest  expense  increased due  to  higher interest rates in both years and higher average borrowings in 1995.


                                              1997             1996             1995             1994             1993


    Interest expense                      $     4,194      $     4,838      $     5,631      $     3,885      $     3,742
    Capitalized interest                  $         0      $         0      $         0      $       168      $       100
    Average borrowings                    $    36,080      $    37,333      $    41,567      $    36,572      $    37,240
    Average interest rate                          11.6%            12.5%            13.2%            11.1%            10.3%


  Other income in 1996 is primarily from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946. In 1995 and 1994, other income is primarily the Company's share of profits in the joint venture.

  In 1997 and 1996, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to state taxes and the Company's utilization of net operating loss carryforwards and a net decrease in the valuation allowance of $247 and $1,300, respectively. In 1995, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to the Company's utilization of net operating loss carryforwards.

  FINANCIAL CONDITION

  In 1997, working capital decreased $6,322 due primarily to the U.K. restructuring. Working capital decreased $17,963 in 1996 due to the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reaching a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 2000 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at September 30, 1997 and 1996. During 1997, the Company renewed its credit facility to October 1, 2000.

  During 1997, 1996, and 1995, the Company invested $25,427 in property, plant and equipment. Approximately one-third of this amount relates to the Company's commitment to automotive air bag inflator filters and filter media. The Company's total capital expenditures for 1998 are expected to be $13,300, primarily for projects to add weld wire capacity and improve quality and operating efficiencies. The Company expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. The Company is confident that adequate long- and short-term financing will be available in the future.


                                                   1997          1996             1995             1994           1993


    Current ratio                                .8 : 1.0      .9 : 1.0         1.2 : 1.0        1.1 : 1.0      1.0 : 1.0
    Total debt to total capital, excluding
       SFAS No. 106 adjustment                    56.7%          49.1%            57.9%            65.2%          57.4%
    Long-term debt to total capital, exclud-
       ing SFAS No. 106 adjustment                18.4%          14.9%            48.1%            52.5%          41.8%


  The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

  FUTURE ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board (FASB) has issued, or is considering, a number of measures related to financial statement disclosure. These pronouncements are not expected to impact the financial position, results of operations or cash flows of the Company, when adopted.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedule are set forth on pages 15 to 34 of this Report and are incorporated herein by reference.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.
                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  IDENTIFICATION OF DIRECTORS

  Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 22, 1998 is incorporated herein by reference.

  In respect of information as to the Company's Executive Officers, see the caption "Executive Officers of the Registrant" at the end of Part I of this report.

  ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 22, 1998 is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 22, 1998 is incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Information Regarding Other Transactions" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 22, 1998 is incorporated herein by reference.


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

     (b) There were no reports on Form 8-K filed during the three months ended September 30, 1997.



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

  Dated:  December 8, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     HAROLD G. BERNTHAL    Director               )
     DAVID F. CRAIGMILE    Director               ) - By: /s/ Timothy C. Wright
     RANKO CUCUZ           Director               )       Timothy C. Wright
     JOHN E. GUTH, JR.     Chairman of the Board  )       Attorney-in-Fact
     ERNEST J. NAGY        Director               )
     CHARLES E. SCHROEDER  Director               )
     DONALD F. WALTER      Director               )       December 8, 1997


                             NATIONAL-STANDARD COMPANY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                         Page Reference
                                                                                                          in Report on
                                                                                                            Form 10-K

    Consolidated Statements of Operations for the years ended September 30, 1997, 1996,                        16
       and 1995

    Consolidated Statements of Shareholders' Equity for the years ended September 30,                          17
       1997, 1996, and 1995

    Consolidated Balance Sheets at September 30, 1997 and 1996                                                 18

    Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996                         19
       and 1995

    Notes to Consolidated Financial Statements                                                                20-32

    Report of Independent Auditors                                                                             33

    Schedule:
          II.   Valuation and Qualifying Accounts (copy not included in Annual Report)                         34

  Schedules other than those listed above have been omitted from this Annual
  Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands Except Share Data)


                                                                                        Year Ended September 30
                                                                                1997             1996             1995


    Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   247,763      $   248,554      $   247,420
    Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . .         219,879          216,433          210,092
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,884           32,121           37,328
    Selling and administrative expenses . . . . . . . . . . . . . . . .          22,509           22,996           21,562
    Restructuring expenses  . . . . . . . . . . . . . . . . . . . . . .          10,072              254            2,842
          Operating profit (loss) . . . . . . . . . . . . . . . . . . .         (4,697)            8,871           12,924
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         (4,194)          (4,838)          (5,631)
    Other income, net . . . . . . . . . . . . . . . . . . . . . . . . .              34            4,009              296
          Income (loss) before income taxes . . . . . . . . . . . . . .         (8,857)            8,042            7,589

    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             133            (810)              239

    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $   (8,990)      $     8,852      $     7,350

    Income (loss) per share . . . . . . . . . . . . . . . . . . . . . .     $        (1.71)  $         1.65   $         1.37


  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Dollars in Thousands except Share Data)



                                                                                                            Excess of
                                                                                          Unamortized  Additional Pension
                                                  Retained     Cumulative                  Value of      Liability Over
                                     Common       Earnings    Translation     Treasury    Restricted   Unrecognized Prior
                                      Stock       (Deficit)    Adjustment      Stock         Stock        Service Cost

    Balance at September 30,           $ 27,384    $(53,199)      $(2,102)   $      (84)       $  (71)           $   (194)
    1994
                                             58                                     (21)          (54)
    Restricted stock award                                                                          40
    activity                                152
    Restricted stock                                                                   1
    amortization
    Stock options exercised                                          (103)
    Stock issuance                                                                                                   (632)
    Adjustment for foreign                             7,350
      currency translation
    Adjustment of pension
    liability
    Net income for 1995

    Balance at September 30,           $ 27,594    $(45,849)      $(2,205)     $   (104)       $  (85)           $   (826)
    1995
                                             37                                     (20)          (37)
    Restricted stock award                                                                          49
    activity                                 58
    Restricted stock                                                                   1
    amortization                                                                   (590)
    Stock options exercised
    Stock issuance                                                      30
    Stock purchase                                                                                                   (667)
    Adjustment for foreign                             8,852
      currency translation
    Adjustment of pension
    liability
    Net income for 1996

    Balance at September 30,           $ 27,689    $(36,997)      $(2,175)     $   (713)       $  (73)          $  (1,493)
    1996
                                             31                                     (17)          (22)
    Restricted stock award                                                                          42
    activity                                                                       (712)
    Restricted stock
    amortization                                                       329
    Stock purchase                                                                                                    (62)
    Adjustment for foreign                           (8,990)
      currency translation
    Adjustment of pension
    liability
    Net loss for 1997

    Balance at September 30,           $ 27,720    $(45,987)      $(1,846)      $(1,442)       $  (53)          $  (1,555)
    1997



  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands except Share Data)


                                                                                                     September 30
                                                                                                 1997          1996


    ASSETS
    Current assets:
         Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       729      $     2,423
         Receivables, less allowance for doubtful accounts
             ($382 and $380, respectively)  . . . . . . . . . . . . . . . . . . . . . . .         24,653           24,532
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,913           22,144
         Deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,547            1,300
         Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,943            3,483
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,785           53,882
    Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .         46,995           47,439
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,405           13,367
                                                                                             $   113,185      $   114,688
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    22,859      $    23,067
         Employee compensation and benefits   . . . . . . . . . . . . . . . . . . . . . .          2,580            2,021
         Accrued pension  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,623              334
         Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,739            7,765
         Current accrued postretirement benefit cost  . . . . . . . . . . . . . . . . . .          2,400            2,500
         Notes payable to banks and current portion of long-term debt   . . . . . . . . .         25,398           25,687
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         65,599           61,374
    Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,001            6,433
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,219           11,203
    Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . .         49,529           49,440
    Shareholders' equity:
         Common stock - $.01 par value.
              Authorized 25,000,000 shares; issued 5,413,644 and
                 5,409,144 shares, respectively   . . . . . . . . . . . . . . . . . . . .         27,720           27,689
         Preferred stock - $1.00 par value.
              Authorized 600,000 shares; issued none  . . . . . . . . . . . . . . . . . .              -                -
         Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . .       (45,987)         (36,997)
         Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . . . . .        (1,846)          (2,175)
         Treasury stock, at cost; 189,676 and 86,609 shares, respectively   . . . . . . .        (1,442)            (713)
         Unamortized value of restricted stock  . . . . . . . . . . . . . . . . . . . . .           (53)             (73)
         Excess of additional pension liability over unrecognized prior service cost  . .        (1,555)          (1,493)
                                                                                                (23,163)         (13,762)

                                                                                           $    113,185   $       114,688

  See accompanying notes to consolidated financial statements.


                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands except Share Data)


                                                                                        Year Ended September 30
                                                                                1997             1996             1995


    OPERATING ACTIVITIES:
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .     $   (8,990)      $     8,852      $     7,350
    Non-cash charges (credits) to earnings:
         Depreciation and amortization  . . . . . . . . . . . . . . . .           8,225            6,933            6,217
         U.K. restructuring provision . . . . . . . . . . . . . . . . .           5,388                -                -
    Changes in short-term assets and liabilities, net of dispositions and
      U.K. restructuring:
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . .               2            1,539          (1,389)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .              56            3,971          (1,242)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .           (247)          (1,300)                -
         Other current assets . . . . . . . . . . . . . . . . . . . . .             549              867              487
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           (321)          (3,538)          (2,436)
         Employee compensation and benefits, accrued pension,
            and other accrued expenses  . . . . . . . . . . . . . . . .           1,286          (1,904)            3,303
         Currency translation effect on short-term assets and liabilities                    515              (273)        (167)
    Changes in other long-term assets and liabilities . . . . . . . . .           1,118            (646)          (1,537)
         Net cash provided by operating activities  . . . . . . . . . .           7,581           14,501           10,586

    INVESTING ACTIVITIES:
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .         (9,147)          (8,630)          (7,650)
      Disposal of property, plant and equipment . . . . . . . . . . . .               -                -               73
         Net cash used for investing activities . . . . . . . . . . . .         (9,147)          (8,630)          (7,577)

    FINANCING ACTIVITIES:
      Term loan advance . . . . . . . . . . . . . . . . . . . . . . . .           4,377                -            1,471
      Net borrowings under revolving credit agreements  . . . . . . . .             (4)          (1,826)            (345)
      Principal payments under term loans . . . . . . . . . . . . . . .         (3,782)          (3,135)          (2,581)
      Purchases of treasury stock . . . . . . . . . . . . . . . . . . .           (719)            (609)             (20)
      Stock option proceeds . . . . . . . . . . . . . . . . . . . . . .               -               58              152
         Net cash (used for) by financing activities  . . . . . . . . .           (128)          (5,512)          (1,323)
         Net (decrease) increase in cash  . . . . . . . . . . . . . . .         (1,694)              359            1,686
      Cash at beginning of year . . . . . . . . . . . . . . . . . . . .           2,423            2,064              378
      Cash at end of year . . . . . . . . . . . . . . . . . . . . . . .     $       729      $     2,423      $     2,064

    SUPPLEMENTAL DISCLOSURES:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .     $     4,212      $     4,331      $     4,994
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .     $        98      $       409      $       255

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

     TRANSLATION OF CURRENCIES - Exchange adjustments resulting from foreign currency transactions are recognized currently in income. Adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity.

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

     RESEARCH AND DEVELOPMENT - Research and development costs are expensed currently. The Company expended $1,463, $968 and $912 in 1997, 1996 and 1995, respectively, on research and development activities.

     EARNINGS PER SHARE - Earnings per share are based on the average number of shares of common stock outstanding during the year plus common stock equivalents for the dilutive effect of shares of common stock issuable upon the exercise of certain stock options. Common shares used in calculating earnings per share for 1997, 1996, and 1995 were 5,266,000, 5,358,000 and 5,373,000, respectively.

     STOCK-BASED COMPENSATION - On October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion 25 and provide the pro forma disclosures of SFAS No. 123.

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

     RECLASSIFICATION - Certain 1996 and 1995 amounts in the Consolidated Financial Statements have been reclassified to conform with 1997 presentation.

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

  2.  INVENTORIES


                                                                                                 1997           1996


    Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       810      $     1,708
    Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,174           12,863
    Raw material (including certain partially processed materials)  . . . . . . . . . . .          9,929            7,573
                                                                                             $    21,913      $    22,144

  The material content of domestic steel inventories amounting to $12,879 and $10,974 at September 30, 1997 and 1996, respectively, is valued on a LIFO basis. During 1996, LIFO inventory layers were reduced. This reduction had an immaterial effect on earnings in 1996. Had the FIFO method been used, inventory would have been $3,965 and $4,205 higher than that reported at September 30, 1997 and 1996, respectively.

  3.  PROPERTY, PLANT AND EQUIPMENT


                                                                                                 1997           1996

    Cost:
    Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       320      $       331
    Land improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,169            2,152
    Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,669           23,794
    Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        130,047          122,082
    Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,736            7,511
                                                                                                 161,941          155,870
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114,946          108,431

                                                                                             $    46,995      $    47,439

  4.  RETIREMENT BENEFITS

  The Company and its subsidiaries have several pension plans covering substantially all employees, including certain employees in foreign countries. The Company's policy for qualified plans is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required con-tribution.

  The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheet at September 30, 1997 and 1996:


                                                                                         Assets Exceed       Accumulated
                                                                                          Accumulated      Benefits Exceed
                                                                                            Benefits           Assets


    1997
    Actuarial present value of benefit obligations:
         Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    74,231      $    12,974
         Accumulated benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . .    $    74,708      $    16,275
    Projected benefit obligation for service rendered to-date . . . . . . . . . . . . . .    $    76,198      $    17,177
    Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,158           12,885
    Plan assets in excess of (less than) projected benefit obligation . . . . . . . . . .         19,960          (4,292)
    Unrecognized net (gain) loss from past experience, different from
         that assumed   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,320)            1,489
    Prior service cost not yet recognized in net periodic pension cost  . . . . . . . . .            327            1,254
    Unrecognized net asset at October 1, 1985 being recognized over 15 years  . . . . . .          (285)             (28)
    Unrecognized net asset for the United Kingdom plan at October 1, 1989
         being recognized over 12.6 years   . . . . . . . . . . . . . . . . . . . . . . .        (2,718)                -
    Additional minimum liability  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (2,826)
    (Accrued) prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     9,964      $   (4,403)
    Intangible asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,271
    Charge to equity (excess of additional pension liability over unrecognized
         prior service cost)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,555

    1996
    Actuarial present value of benefit obligations:
         Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    64,662      $    12,514
         Accumulated benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . .    $    65,283      $    13,892
    Projected benefit obligation for service rendered to-date . . . . . . . . . . . . . .    $    70,906      $    14,745
    Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,584           10,777
    Plan assets in excess of (less than) projected benefit obligation . . . . . . . . . .         15,678          (3,968)
    Unrecognized net (gain) loss from past experience, different from
         that assumed   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,271)            1,530
    Prior service cost not yet recognized in net periodic pension cost  . . . . . . . . .            386            1,427
    Unrecognized net asset at October 1, 1985 being recognized over 15 years  . . . . . .          (380)             (31)
    Unrecognized net asset for the United Kingdom plan at October 1, 1989
         being recognized over 12.6 years   . . . . . . . . . . . . . . . . . . . . . . .        (3,200)                -
    Additional minimum liability  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (2,895)
    (Accrued) prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     9,213      $   (3,937)
    Intangible asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,402
    Charge to equity (excess of additional pension liability over unrecognized
         prior service cost)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         -      $     1,493


  Net pension cost related to Company-sponsored plans included the following components:

                                                                                1997             1996             1995



    Service costs -- benefits earned during the year  . . . . . . . . .     $     2,015      $     1,842      $     1,546
    Interest cost on projected benefit obligation . . . . . . . . . . .           6,887            6,509            6,001
    Actual return on plan assets  . . . . . . . . . . . . . . . . . . .        (10,424)         (11,748)         (15,300)
    Net amortization and deferral . . . . . . . . . . . . . . . . . . .             333            1,422            4,871
    Termination benefits recognition  . . . . . . . . . . . . . . . . .           1,435              815                -
    Net periodic pension expense (income) . . . . . . . . . . . . . . .     $       246      $   (1,160)      $   (2,882)


  The weighted average discount rate and rate of increase in future compensation levels used in determining the 1997 actuarial present value of the projected benefit obligation were 7.50% and 4.25%, respectively, for U.S. plans and 8.0% and 5.0%, respectively, for foreign plans. The 1996 rates were 8.00% and 4.75%, respectively, for U.S. plans and 8.5% and 6.5%, respectively, for foreign plans. The expected long-term rate of return on assets was 10.5% in 1997 and 1996 for U.S. plans and 9.0% and 9.5% in 1997 and 1996, respectively, for foreign plans. The Company made contributions to the plans in 1997 and 1996 of $337 and $790, respectively. As of September 30, 1997, the plan owns 1,475,079 shares of the Company's common stock.

  The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $427 for 1997, $337 for 1996, and $265 for 1995.

  5.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides certain health care and life insurance benefits for all eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis which totalled $2,308 for 1997, $2,402 for 1996, and $2,697 for 1995.

  The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheet at September 30, 1997 and 1996:


                                                                                                 1997             1996


    Accumulated postretirement benefit obligation:
         Retirees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (31,964)  $      (30,790)
         Fully eligible active plan participants  . . . . . . . . . . . . . . . . . . . .        (2,255)          (2,044)
         Other active plan participants   . . . . . . . . . . . . . . . . . . . . . . . .        (4,586)          (4,281)
                                                                                                (38,805)         (37,115)
         Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
         Accumulated postretirement benefit obligation in excess
           of plan assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,805)         (37,115)
         Unrecognized prior service cost  . . . . . . . . . . . . . . . . . . . . . . . .        (1,918)          (2,080)
         Unrecognized net (gain) loss from past experience different
           from that assumed and from changes in assumptions  . . . . . . . . . . . . . .       (11,206)         (12,745)
         Accrued postretirement benefit cost  . . . . . . . . . . . . . . . . . . . . . .    $  (51,929)      $  (51,940)


  The accrued postretirement benefit cost includes approximately $2,400 and $2,500 of expected 1998 and 1997 payments, respectively, that are included in the balance sheet as a current liability.

  Net periodic postretirement benefit cost included the following components:


                                                                                         1997         1996        1995


         Service cost -- benefits attributed to service during the period   . . .      $    304    $     420    $     298
         Interest on accumulated postretirement benefit obligation  . . . . . . .         2,861        3,039        3,296
         Net amortization and deferral  . . . . . . . . . . . . . . . . . . . . .         (868)        (473)        (567)
         Net periodic postretirement benefit cost   . . . . . . . . . . . . . . .      $  2,297    $   2,986    $   3,027


  For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be approximately 8% for 1997; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by $3,394 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $343.

  The 1997 and 1996 weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.50% and 8.00%, respectively. The weighted-average discount rates used in determining the 1997 and 1996 net periodic postretirement benefit cost and the transition obligation were 8.00% and 7.75%, respectively.

  6.  OTHER ASSETS


                                                                                                 1997             1996


    Equity in affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       500      $       500
    Property held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,856            3,856
    Intangible pension asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,271            1,402
    Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,360            5,611
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,418            1,998
                                                                                             $    14,405      $    13,367


  In 1994, the Company closed its Columbiana, Alabama facility and is continuing its preparation for sale.

  During the past eight years, the Company has undertaken a project to obtain New Jersey approval to transfer title for property it owns in Clifton, New Jersey. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1997, 1996 and 1995, the Company expensed $222, $254 and $1,110, respectively, associated with the project.

  7.  DEBT


                                                                                                1997              1996


    Credit arrangement expiring in December 1998, interest
         at 10.50% in 1997 and 9.25% in 1996  . . . . . . . . . . . . . . . . . . . . . .    $       350      $       695

    Revolving credit arrangement expiring on October 1, 2000, interest at prime plus .50% and LIBOR plus 2.50% in 1997 and
         prime plus 1.25% in 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,475           18,443

    Promissory notes payable in monthly installments with the balance due October 1, 2000, interest at prime plus .75% and LIBOR plus 2.75%
         in 1997, and at prime plus 1.50% in 1996   . . . . . . . . . . . . . . . . . . .         15,000           13,449

    Capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            202              472

    Various other debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15              137

    Foreign subsidiary operating lines of credit with interest
         at prime plus .50% in 1997 and 7.75% in 1996   . . . . . . . . . . . . . . . . .          3,575            3,694
                                                                                                  37,617           36,890
    Less short-term debt and current portion of long-term debt included
         in current liabilities                                                                   25,398           25,687
                                                                                             $    12,219      $    11,203


  The prime rates used for calculating interest on September 30, 1997 and 1996, respectively, were 8.50% and 8.25%, while the LIBOR rate used on September 30, 1997 was 5.66%.

  The weighted average interest rate for current debt approximates the 11.60% and 12.50% average rates calculated for total debt in 1997 and 1996.

  The existing debt agreements are collateralized by substantially all assets and contain, among other things, provisions as to the maintenance of working capital and net worth, restrictions on cash dividends, redemptions of Company stock and incurrence of indebtedness. The revolving credit arrangement provides for maximum borrowing levels based on a percentage of qualified accounts receivable and inventory. Substantially all cash is restricted under existing debt agreements. During 1997, the Company renewed its credit facility to October 1, 2000.

  Aggregate maturities on long-term debt, based upon the credit agreements for the three fiscal years subsequent to September 30, 1998, amount to $3,180 in 1999, $3,039 in 2000, and $6,000 in 2001. There are no maturities extending beyond 2001.

  8.  LEASES

  Minimum rental commitments under noncancellable operating leases and future minimum capital lease payments, primarily machinery and equipment, in effect at September 30, 1997 were:

                                                                          Operating           Capital
                                                                           Leases             Leases
         1998                 . . . . . . . . . . . . . . . . . . $     2,891    $           100
         1999                 . . . . . . . . . . . . . . . . . .       2,174                 63
         2000                 . . . . . . . . . . . . . . . . . .         441                 38
         2001                 . . . . . . . . . . . . . . . . . .         338                  0
         2002                 . . . . . . . . . . . . . . . . . .         328                  0
         Later years          . . . . . . . . . . . . . . . . . .          77                  0


  Operating lease rental expense was $3,212 in 1997, $3,860 in 1996, and $4,353 in 1995. Capital lease payments were $571 in 1997, $395 in 1996, and $0 in 1995.

  9.  INCOME TAXES

  The domestic and foreign components of earnings (loss) before income taxes are as follows:

                                                                               1997             1996             1995

    Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       163      $     9,591      $     7,462
    Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,020)          (1,549)              127
                                                                            $   (8,857)      $     8,042      $     7,589

  The provisions for income taxes are as follows:


                                                                               1997             1996             1995


    Currently payable (recoverable):
         Domestic   . . . . . . . . . . . . . . . . . . . . . . . . . .     $       380      $       464      $       216
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               26               23
                                                                                                              380           490239
    Deferred:
         Domestic   . . . . . . . . . . . . . . . . . . . . . . . . . .           (247)          (1,300)                -
                                                                               $    133       $    (810)    $ 239

  At September 30, 1997, the Company had tax loss carryforwards of $23,100 in the United States and $9,400 in the United Kingdom. The United Kingdom carryforward period is unlimited; however, if not utilized to offset future taxable income, $6,800 of the United States loss will expire in 2005, $12,400 in 2006, $900 in 2008, $1,100 in 2009, and $1,900 in 2012.

  At September 30, 1997, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and
  2003, $100.

  A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:


                                                          1997                      1996                     1995
                                                    Actual         %         Actual          %         Actual            %

    Taxes at federal statutory rate               $ (3,100)          (35.0) $  2,815         35.0    $   2,656         35.0

    Decrease of valuation reserve                     (247)           (2.8)  (1,300)        (16.2)           -          -
    Utilization of net operating loss
      carryforward                                        -            -     (3,108)        (38.7)     (2,541)        (33.5)
    Foreign                                               -            -          26           .3           23           .3
    Losses with no current benefit                    3,191           36.0       523          6.6           92          1.2
    State taxes                                         289            3.3       234          2.9            9           .1

                                                  $     133            1.5  $  (810)        (10.1)   $     239          3.1

  The net deferred tax asset included the following components:


                                                                                                1997                      1996


    Deferred tax assets
              Accrued postretirement benefits   . . . . . . . . . . . . . . . . .        $   20,772           $    20,776
              Net operating loss carryforwards  . . . . . . . . . . . . . . . . .            12,370                11,366
              Tax credit carryforwards  . . . . . . . . . . . . . . . . . . . . .             1,395                 1,395
              Environmental reserves  . . . . . . . . . . . . . . . . . . . . . .             3,463                 3,164
              Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .               896                 1,569

              Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . .             1,219                 1,296
              Reserve against property held for sale  . . . . . . . . . . . . . .             4,354                 4,263
              Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,120                 3,326
                                                                                             48,589                47,155
    Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43,086)              (42,467)
                                                                                              5,503                 4,688

    Deferred tax liabilities
         Pension  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,956)               (3,388)
                                                                                            (3,956)               (3,388)
    Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    1,547           $     1,300



  During the year, the Company recognized a decrease in net deferred tax assets over liabilities of $866. However, the Company increased the offsetting valuation allowance by only $619. This resulted in a deferred income tax benefit and a net increase to the deferred tax assets during the year of $247.

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $1,547 of deferred tax assets will be realized. The remaining valuation of $43,086 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. This valuation adjustment will be reviewed on a regular basis and adjustments made as appropriate.

  The undistributed earnings of foreign subsidiaries amounting to $2,040 are intended to be reinvested; however, those earnings remitted to the parent company should have little or no additional tax under relevant current statutes.


  10.  RESTRUCTURING

  The 1997 restructuring cost of $10,072 includes $9,850 relating to the U.K. restructuring and $222 associated with the Clifton, New Jersey property. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The 1995 net cost of restructuring of $2,842 is primarily for Columbiana plant environmental stabilization and cost related to the Clifton, New Jersey property.

  During 1997, the Company provided $9,850 for restructuring the Company's operations in the United Kingdom. The $9,850 restructuring charge includes severance costs and estimated pension related costs for 124 employees, reducing the U.K. workforce from 345 to 221. The reductions will save approximately $3,000 in annual salaries. The restructuring also provides for discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non-value added weld wire product lines in the United Kingdom. Annual U.K. sales will be reduced from approximately $37,000 to approximately $30,000 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850 were $1,335. Cash outlays expected during 1998 are approximately $2,000.


  11.  OTHER INCOME (EXPENSE), NET



                                                                    1997                 1996                 1995

          . . . . . . . . . . . . . . . . . . . . . . . .
    Joint venture . . . . . . . . . . . . . . . . . . . .       $        50          $       200          $       200
    Rent  . . . . . . . . . . . . . . . . . . . . . . . .               258                  164                  204
    Other . . . . . . . . . . . . . . . . . . . . . . . .             (274)                3,645                (108)

                                                                $        34          $     4,009          $       296

  Included in the $3,645 other in 1996 is approximately $3,500 from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946.

  12.  LITIGATION

  The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

  13.  COMMON STOCK

  During 1997, the Stock Option Plan for Nonemployee Directors (the "Directors' Plan") was approved. The Directors' Plan grants options to purchase 2,000 shares of Common Stock on the first business day after the date of each Annual Meeting of Shareholders to each nonemployee director then a member of the Board of Directors. In 1997, 12,000 options were granted at an exercise price of $8.50.


  During 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Compensation Committee of the Board of Directors, which consists of four members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares is the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1997 and 1996, 43,000 and 5,000 options, respectively, were granted to key management employees. The exercise price is $7.00 for all options granted in 1997 and $10-3/8 for those granted in 1996.

  All stock options outstanding at September 30, 1997 are currently exercisable.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income (loss) available to common shareholders and net income (loss) per common share would have been the pro forma amounts indicated below:




                                             September 30,
                                                                                                     1997             1996


    Net income (loss)
         As reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (8,990)    $    8,852
         Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (9,137)    $    8,833
    Income (loss) per share

         As reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    (1.71)    $     1.65
         Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    (1.74)    $     1.65


  For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996: dividend yield of 0%; expected volatility of 30%; risk free interest rates ranging from 5.65% to 6.62%; and expected lives ranging from 4.6 years to 4.7 years.

  The status of the stock option plans which provide for the purchase of the Company's common stock is summarized as follows:



                                                                                  Options                  Weighted Average
                                                                       Outstanding and Exercisable          Exercise Price

    Balance, September 30, 1994 . . . . . . . . . . . . . .              330,305                     $       8.67

    Transactions during 1995:
         Options granted  . . . . . . . . . . . . . . . . .               70,000                            10.63
         Options cancelled  . . . . . . . . . . . . . . . .              (5,000)                             8.63
         Options exercised  . . . . . . . . . . . . . . . .             (16,868)                             8.98
                                                                         378,437                     $       9.02
    Transactions during 1996:
         Options granted  . . . . . . . . . . . . . . . . .                5,000                            10.38
         Options expired  . . . . . . . . . . . . . . . . .             (10,937)                             9.50
         Options cancelled  . . . . . . . . . . . . . . . .             (15,000)                             8.63
         Options exercised  . . . . . . . . . . . . . . . .              (7,000)                             8.63
                                                                         350,500                     $       9.05
    Transactions during 1997:
         Options granted  . . . . . . . . . . . . . . . . .               55,000                             7.33
         Options cancelled  . . . . . . . . . . . . . . . .              (2,250)                            10.63

    Balance, September 30, 1997 . . . . . . . . . . . . . .              403,250                     $       8.80


  The following table summarizes information about stock options outstanding at September 30, 1997:



                                                                                    Options Outstanding and Exercisable
                                                                                     Weighted-                Weighted-
                                                                                      Average                  Average
                                                                 Number              Remaining                 Exercise
                   Range of Exercise Prices                    of Shares         Contractual Life               Price

            $10.375 - 10.625  . . . . . . . . . .        72,500           7.56 years                    $10.61

            $  7.00 -  8.625   . . . . . . . .       330,750           6.25 years                   $  8.41


  A Restricted Stock Award Program ("Plan") was established in 1989. The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1997, certain employees held 9,925 shares of restricted common stock of the Company. Awards for 4,500 and 3,300 of these shares were granted in 1997 and 1996, respectively. During 1997, 5,375 shares were vested or forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

  14.  SEGMENT INFORMATION

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

  Intersegment sales are billed at approximate market prices and are eliminated in consolidation. Sales to unaffiliated customers which individually totaled 10% or more of consolidated sales include sales to three customers in 1997 of $38,188, $29,111, and $26,769; sales to three customers in 1996 of $45,367,
  $29,774, and $26,555; and sales to three customers in 1995 of $41,163, $31,276, and $27,915. Sales to an affiliated joint venture were $1,020, $1,536, and $236 in 1997, 1996, and 1995, respectively.

  Operating profit is total sales less operating expenses and does not include general corporate expenses, interest, equity in income of affiliate, loss on sale of subsidiary, and income taxes. General corporate expense includes certain nonrecurring costs. Included in 1997, 1996, and 1995, respectively, are approximately $10,072, $254, and $2,842 of costs associated with divestitures and restructuring. Included in the divestiture and restructuring costs in 1997, 1996 and 1995 are $222, $254 and $1,110, respectively, for costs associated with the Athenia Steel property project in Clifton, New Jersey. The information reported for geographic areas necessarily includes allocations of shared expenses and the cost of assets. Assets not identified to geographic areas are principally cash and investments.


                                                                                 Year Ended September 30
                                                                      1997               1996              1995

    GEOGRAPHIC AREAS

    NET SALES
    United States . . . . . . . . . . . . . . . . . . . .          $195,643  $          194,175   $          191,262
    Foreign . . . . . . . . . . . . . . . . . . . . . . .            53,473               55,111               57,342
    Eliminations (1)  . . . . . . . . . . . . . . . . . .           (1,353)                (732)              (1,184)
                                                                $   247,763          $   248,554          $   247,420
    OPERATING PROFIT (LOSS)

    United States . . . . . . . . . . . . . . . . . . . .       $    13,496          $    15,787          $    17,847
    Foreign . . . . . . . . . . . . . . . . . . . . . . .           (9,451)              (1,046)                  864
      Segment Operating Profit (Loss) . . . . . . . . . .             4,045               14,741               18,711
    General Corporate Expense . . . . . . . . . . . . . .           (8,742)              (5,870)              (5,787)
                                                                $   (4,697)          $     8,871          $    12,924

    TOTAL ASSETS
    United States . . . . . . . . . . . . . . . . . . . .       $    73,256          $    70,527          $    70,806
    Foreign . . . . . . . . . . . . . . . . . . . . . . .            18,614               22,999               23,588
    Corporate . . . . . . . . . . . . . . . . . . . . . .            21,315               21,162               21,705
                                                                $   113,185          $   114,688          $   116,099


  (1) Represents primarily sales of foreign wire to the United States.


  The net assets of foreign subsidiaries included in the consolidated figures at appropriate rates of exchange are as follows:



                                                                                           1997                 1996

    Net current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       483          $     4,592
    Plant, equipment and other assets, net of long-term debt, deferred
      taxes, and other long-term liabilities  . . . . . . . . . . . . . . . . .            1,175                3,748
                                                                                     $     1,658          $     8,340


  15.  QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                       First              Second              Third             Fourth
                                                      Quarter            Quarter             Quarter            Quarter
    SEPTEMBER 30, 1997
    Net sales . . . . . . . . . . . . . . . .        $   59,874         $   63,127         $   64,701         $    60,061
    Gross profit  . . . . . . . . . . . . . .             7,023              6,424              7,008               7,429

    Earnings:
        Net . . . . . . . . . . . . . . . . .               737            (10,687)               264                 696
        Per share . . . . . . . . . . . . . .               .14              (2.03)               .05                 .13
    Common stock:
        Market price:
            High  . . . . . . . . . . . . . .             9-1/4              9-5/8              8-1/8          8-1/4

            Low . . . . . . . . . . . . . . .             6-1/2              7-3/8              6-1/4              5-7/16

    SEPTEMBER 30, 1996
    Net sales . . . . . . . . . . . . . . . .        $   60,531         $   66,016         $   60,853         $    61,154
    Gross profit  . . . . . . . . . . . . . .             7,563              8,540              8,131               7,887
    Earnings:

        Net . . . . . . . . . . . . . . . . .             4,344              1,510              1,369               1,629
        Per share . . . . . . . . . . . . . .               .81                .28                .26                 .30
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

  At September 30, 1997, there were 1,769 shareholders.




                           INDEPENDENT AUDITORS' REPORT



  The Board of Directors and Shareholders of
  National-Standard Company:

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


  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                               KPMG Peat Marwick LLP




  Chicago, Illinois
  November 12, 1997

                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended September 30, 1997, 1996 and 1995



                                                                                  1997           1996              1995
    (In thousands)

    Allowance for Doubtful Accounts:

         Balance at Beginning of Period . . . . . . . . . . . . . . . . . .     $     380      $     398      $    398
           Additions Charged to Costs and Expenses  . . . . . . . . . . . .            11             41            28
           Recoveries of Accounts Previously Written Off  . . . . . . . . .             1              -             -
           Deductions (Uncollectible Accounts Written Off)  . . . . . . . .          (10)           (59)          (28)
    BALANCE AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .     $     382      $     380      $    398



                             NATIONAL-STANDARD COMPANY
                                 INDEX TO EXHIBITS


  EXHIBIT
  (3)(i)   Articles of Incorporation (incorporated by reference to Exhibit
           (3)(i) to Registrant's Annual Report on Form 10-K for 1994, filed December 14, 1994).
  (3)(ii) By-Laws (incorporated by reference to Exhibit (3)(ii) to Registrant's Annual Report on Form 10-K for 1994, filed December 14,
           1994).
  (10)     Material Contracts.
           (a)  Management Contracts and Remunerative Plans.
               (i)  National-Standard Company Restricted Stock Award Plan
                   (incorporated by reference to Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1989 filed January 30, 1989).
              (ii) National-Standard Company Supplemental Retirement Plan
                   (incorporated by reference to Exhibit (10)(a)(ii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).
             (iii) National-Standard Spouse's Benefit Plan for Salaried
                   Employees (incorporated by reference to Exhibit
                   (10)(a)(iii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).
              (iv) Form of Amended and Restated Supplemental Compensation
                   Agreements.
               (v) Deferred Compensation Plan (incorporated by reference to
                   Exhibit (10)(ii) to Registrant's Quarterly Report on
                   Form 10-Q for the first quarter of 1996 filed February 8,
                   1996).
              (vi) National-Standard Stock Option Plan (incorporated by
                   reference to Exhibit A to Registrant's annual Proxy Statement relating to the Annual Meeting of Shareholders held May 19, 1993, filed April 15, 1993).
             (vii) National-Standard Company Targeted Retirement Benefit Plan
                   (incorporated by reference to Exhibit (10)(i) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1996 filed February 8, 1996).
            (viii) National-Standard Company Directors' Deferred Fee Plan
                   (incorporated by reference to Exhibit (10)(a)(viii) to Registrant's Annual Report on Form 10-K for 1996 filed December 12, 1996).
              (ix) National-Standard Company Stock Option Plan for Non-Employee
                   Directors (incorporated by reference to Exhibit (10)(i) to registrant's Quarterly Report on Form 10-Q for the first quarter of 1997 filed February 10, 1997).
           (b) Amended and Restated Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of September 17, 1997.
  (21)     Subsidiaries of National-Standard Company.
  (23)     Consent of KPMG Peat Marwick LLP.
  (24)     Powers of Attorney.
  (27)     Financial Data Schedule.