Form 10-Q
period 1997-12-31
NATIONAL STANDARD CO
filed 1998-02-12
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
           FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                     FORM 10-Q


  For the period ended                                    December 31, 1997


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
                                                           [X] Yes  [  ] No



  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class         Shares Outstanding at January 30, 1998
     Common Stock, $ .01 par value                   5,230,892


  Part I.  FINANCIAL INFORMATION

                    National-Standard Company and Subsidiaries
                 Consolidated Statements of Operations (Unaudited)
                         ($000, Except Per Share Amounts)

                                                                                      Three Months Ended
                                                                                          December 31

                                                                                     1997             1996

    Net Sales                                                                    $    56,941      $    59,874

    Cost of sales                                                                     50,488           52,851
      Gross profit                                                                     6,453            7,023

    Selling and administrative expenses                                                5,528            5,378
      Operating profit                                                                   925            1,645

    Interest expense                                                                 (1,004)          (1,049)

    Other income                                                                         359               39
      Income before income taxes                                                         280              635

    Income taxes                                                                          74            (102)
      Net income                                                                 $       206      $       737


    Basic earnings per share                                                     $          .04   $          .14

    Diluted earnings per share                                                   $          .04   $          .14

    Dividends per share                                                          $         0.00   $         0.00

    Average shares outstanding                                                     5,228,644        5,313,080







  See accompanying notes to financial statements.



                    National-Standard Company and Subsidiaries
                            Consolidated Balance Sheets
                                      ($000)



    Assets                                                              December 31, 1997               September 30, 1997
    Current assets:                                                        (Unaudited)
       Cash                                                                      $       774                     $       729
       Receivables, net                                                               26,198                          24,653
       Inventories:
          Raw material                                            $    10,285                     $     9,929
          Work-in-process                                              10,310                          11,174
          Finished goods                                                1,080         21,675              810         21,913
       Prepaid expenses                                                                3,031                           2,943
       Deferred tax asset                                                              1,547                           1,547
          Total current assets                                                   $    53,225                     $    51,785

       Property, plant and equipment                              $   165,466                     $   161,941
          Less accumulated depreciation                               117,442         48,024          114,946         46,995
       Other assets                                                                   15,758                          14,405
                                                                                 $   117,007                     $   113,185
    Liabilities and Stockholders' Equity
    Current liabilities:
       Accounts payable                                                          $    24,061                     $    22,859
       Employee compensation and benefits                                              3,498                           2,580
       Accrued pension                                                                 1,623                           1,623
       Other accrued expenses                                                          9,897                          10,739
       Current accrued postretirement benefit cost                                     2,400                           2,400\

       Notes payable to banks and current portion of
          long-term debt                                                              28,513                          25,398
          Total current liabilities                                              $    69,992                     $    65,599

    Long-term debt                                                                    11,388                          12,219
    Other long-term liabilities                                                        9,198                           9,001
    Accrued postretirement benefit cost                                               49,529                          49,529
    Stockholders' equity:
       Common stock   $ .01 par value.  Authorized
       25,000,000 shares; issued 5,413,644 shares                 $    27,822                     $    27,720
       Retained deficit                                              (45,781)                        (45,987)
                                                                  $  (17,959)                     $  (18,267)

    Less:    Foreign currency translation adjustments                   2,059                           1,846
             Unamortized value of restricted stock                        174                              53
             Treasury stock, at cost, 179,452 and 189,676
                shares, respectively                                    1,353                           1,442
             Excess of additional pension liability over
                unrecognized prior service cost                         1,555       (23,100)            1,555       (23,163)
                                                                                 $   117,007                     $   113,185


  See accompanying notes to financial statements.



                    National-Standard Company and Subsidiaries
                 Consolidated Statements of Cash Flows (Unaudited)
                                      ($000)


                                                                                               Three Months Ended
                                                                                                   December 31
                                                                                              1997               1996
    Net cash provided by operating activities                                            $       981        $     3,406

    Investing Activities:
       Capital expenditures                                                                  (3,039)            (2,196)
            Net cash used for investing activities                                           (3,039)            (2,196)

    Financing Activities:
       Net borrowings (reduction) under revolving credit agreements                            2,970            (1,150)
       Principal payments under term loans                                                     (827)              (935)
       Other                                                                                    (40)              (225)
          Net cash provided by (used for) financing activities                                 2,103            (2,310)

    Net increase (decrease) in cash                                                               45            (1,100)

    Beginning cash                                                                               729              2,423

    Ending cash                                                                          $       774        $     1,323


    Supplemental Disclosures:
       Interest paid                                                                     $     1,032        $       977

       Income taxes paid                                                                 $       -0-        $        22

  See accompanying notes to financial statements.


                    National-Standard Company and Subsidiaries

                    Notes to Consolidated Financial Statements


  1. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

  2. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.




                    National-Standard Company and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

  Results of Operations

  Net sales for the three months ended December 31, 1997 decreased 5% over the same period last year. Gross margin percentages were 11.3% for the current three-month period compared to 11.7% for the same period last year.

  Sales of air bag inflator filtration products decreased approximately 9% from the first quarter last year due to a decision to discontinue the sales of certain unprofitable wire cloth mesh products. Sales for fabricated filters for air bag inflators, however, increased 18% over last year. Weld wire product sales increased 13% over last year, while rubber reinforcement products decreased 7% over the same period last year due to lower selling prices.

  Net income for the quarter was $ .2 million or 4 cents per share versus $ .7 million or 14 cents per share for last year. This year's net income was $ .5 million lower than last year as rubber reinforcement products' margins declined due to continued pricing pressure pushing selling prices down as the current market supply of bead wire exceeds demand in the tire industry.

  Operations in the United Kingdom had a net income of $ .2 million in the current three-month period compared to a loss of $ .3 million for the same period last year on sales that were $1.9 million below last year. The improvement is a result of the restructuring taken in Fiscal Year 1997 and is expected to continue for the remainder of 1998.

  Interest expense of $1.0 million in the current three-month period was the same as the three-month period last year.

  Other income in the current period of $359 is primarily the gain on disposition of idle assets and foreign exchange gains.

  The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards, as well as a decrease in the net deferred tax asset valuation reserve.

  Liquidity and Capital Resources

  Total borrowings increased $2.1 million during the quarter, due primarily to fund an increase in capital spending.

  During 1994, the Company entered into a long-term financing arrangement, which was modified in September 1997, to provide up to $55.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. The loans mature in October 2000 and are fully secured by the Company's assets.

  The Company believes adequate funding is in place to fund future growth and meet the market demand for our products.

  "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products, industry overcapacity, and availability and costs of raw materials. The Company does not intend to update these forward looking statements.


  Part II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
            (10)  Material Contracts
                (i)  National-Standard Company Bonus Plan
            (27)    Financial Data Schedule

         (b) A Form 8-K (Item-5) was filed on December 29, 1997 announcing the award of a weld wire contract by Magna International.


                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL-STANDARD COMPANY
                                     Registrant



  Date       February 12, 1998       /s/ M. B. Savitske
                                     M. B. Savitske
                                     President and Chief Executive Officer


  Date       February 12, 1998       /s/ W. D. Grafer
                                     W. D. Grafer
                                     Vice President, Finance