Form 10-Q
period 1998-03-31
NATIONAL STANDARD CO
filed 1998-05-11
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                       March 31, 1998


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
                                                         [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class            Shares Outstanding at May 1, 1998
   Common Stock, $ .01 par value                   5,235,412


Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)


                                                                   Three Months Ended               Six Months Ended
                                                                         March 31                        March 31

                                                                  1998           1997             1998           1997

Net Sales                                                     $     57,959   $     63,127     $    114,900   $   123,001

Cost of sales                                                       50,991         56,703          101,479       109,554
  Gross profit                                                       6,968          6,424           13,421        13,447

Selling and administrative expenses                                  6,014          5,971           11,542        11,349
UK restructuring                                                         -          9,850                -         9,850
  Operating profit (loss)                                              954        (9,397)            1,879       (7,752)

Interest expense                                                     (974)        (1,064)          (1,978)       (2,113)

Other income (expense), net                                            122          (143)              481         (104)
  Income (loss)                                                        102       (10,604)              382       (9,969)

Income taxes                                                          (25)             83               49          (19)

  Net income (loss)                                           $        127   $   (10,687)     $        333   $   (9,950)


Basic earnings per share                                      $          0.02$         (2.03) $          0.06$        (1.88)

Diluted earnings per share                                    $          0.02$         (2.03) $          0.06$        (1.88)

Dividends per share                                           $          0.00$          0.00  $          0.00$         0.00

Average shares outstanding                                       5,233,542      5,272,000        5,231,066     5,291,854

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


Assets                                                                March 31, 1998                September 30, 1997
Current assets:                                                        (Unaudited)
   Cash                                                                      $      3,239                    $       729
   Receivables, net                                                                26,343                         24,653
   Inventories:
      Raw material                                            $      9,909                    $      9,929
      Work-in-process                                               11,075                          11,174
      Finished goods                                                   877         21,861              810        21,913
   Prepaid expenses                                                                 3,391                          2,943
   Deferred tax asset                                                               1,647                          1,547
      Total current assets                                                   $     56,481                    $    51,785

   Property, plant and equipment                              $    168,538                    $    161,941
      Less accumulated depreciation                                119,760         48,778          114,946        46,995
   Other assets                                                                    15,913                         14,405
                                                                             $    121,172                    $   113,185
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     29,592                    $    22,859
   Employee compensation and benefits                                               3,834                          2,580
   Accrued pension                                                                  1,623                          1,623
   Other accrued expenses                                                           9,813                         10,739
   Current accrued postretirement benefit cost                                      2,400                          2,400
   Notes payable to banks and current portion of
      long-term debt                                                               27,588                         25,398
      Total current liabilities                                              $     74,850                    $    65,599

Long-term debt                                                                     10,620                         12,219
Other long-term liabilities                                                         9,159                          9,001
Accrued postretirement benefit cost                                                49,529                         49,529
Stockholders' equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,413,644 shares                 $     27,822                    $     27,720
   Retained deficit                                               (45,654)                        (45,987)
                                                              $   (17,832)                    $   (18,267)

Less:    Foreign currency translation adjustments                    2,101                           1,846
         Unamortized value of restricted stock                         159                              53
         Treasury stock, at cost, 178,333 and 189,676
            shares, respectively                                     1,339                           1,442
         Excess of additional pension liability over
            unrecognized prior service cost                          1,555       (22,986)            1,555      (23,163)
                                                                             $    121,172                    $   113,185

See accompanying notes to financial statements.



                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)

                                                                                               Six Months Ended
                                                                                                    March 31
                                                                                          1998               1997

Net cash provided by operating activities                                            $     7,877         $    4,929

Investing Activities:
   Capital expenditures                                                                  (5,774)            (5,089)
        Net cash used for investing activities                                           (5,774)            (5,089)

Financing Activities:
   Net borrowings under revolving credit agreements                                        2,095                618
   Principal payments under term loans                                                   (1,662)            (1,878)
   Other                                                                                    (26)              (396)
      Net cash used for financing activities                                                 407            (1,656)

Net increase (decrease) in cash                                                            2,510            (1,816)

Beginning cash                                                                               729              2,423

Ending cash                                                                          $     3,239         $      607


Supplemental Disclosures:
   Interest paid                                                                     $     1,983         $    2,017

   Income taxes paid                                                                 $         6         $       95


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

3. The results of operations for the six-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations
Net sales for the three-month period ended March 31, 1998 decreased 8.2% over the same period last year, while net sales for the six-month period ended March 31, 1998 decreased 6.6% over the same period last year. Gross margin percentages were 12.0% and 11.7%, respectively, for the current three- and six-month periods compared to 10.2% and 10.9%, respectively, for the same periods last year.

Sales of air bag inflator filtration products for the three- and six-month periods decreased approximately 15% and 12%, respectively, over the same periods last year. Air bag product sales continue to decline due to a decision to discontinue the sales of certain lower margin wire cloth mesh products. The Company's weld wire product lines, however, experienced a 5% and 9% increase over the same time periods; while rubber reinforcement products decreased 8% over the same periods last year due to lower selling prices.

Net income for the current three- and six-month periods was $ .1 million or $ .02 per share and $ .3 million or $.06 per share, respectively, compared to a net loss of $10.7 million or $2.03 per share and $10.0 million or $1.88 per share for last year.

Last year's second quarter results include a $9.9 million charge for restructuring the Company's operations in the United Kingdom. This restructuring charge included $3.0 million in severance costs and estimated pension curtailment costs in addition to discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non-value added weld wire products in the U.K, thus reducing annual U.K. sales from $37.0 million to approximately $30.0 million. The resulting reduction of 124 employees in the U.K. work force saves approximately $3.0 million in annual salaries. The restructuring also included a $2.6 million provision for the write-off of inventory and fixed assets related to the discontinued products, $1.7 million for ongoing lease commitments for associated equipment and facilities, $1.8 million for environmental costs and $
 .8 million in other miscellaneous costs.

Operations in the United Kingdom had a net loss of $ .2 million for the current three-month period and is breakeven for the current six-month period compared to losses of $1.1 million and $1.4 million, excluding any restructuring charges, for the same period last year.

Interest expense of $1.0 million and $2.0 million, respectively, in the current three- and six-month periods decreased 8.5% and 6.4%, respectively, over the same periods last year, due to lower interest rates.

Other income of $122 and $481 for the current three- and six-month periods is primarily the gain on disposition of idle assets and foreign exchange gains.

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

                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

Total borrowings increased $ .4 million in the six-month period, due primarily to fund an increase in capital spending.

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

YEAR 2000

The Company has undertaken a Year 2000 program to assess and then to resolve any issues relating to this matter. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software. The Company does not believe that the costs directly associated with its Year 2000 program will have a material impact on its consolidated financial position or results of operations. Further, the Company does not expect any significant disruption in operations should any of its customers or suppliers fail to achieve Year 2000 compliance.

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products. The Company does not intend to update these forward looking statements.



Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
          (27)                   Financial Data Schedule

       (b) A Form 8-K (Item 5) was filed on January 22, 1998 announcing the Company's first quarter results.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant

Date        May  11, 1998
                                   /s/ M.B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer


Date        May  11, 1998
                                   /s/ W.D. Grafer
                                   W. D. Grafer
                                   Vice President, Finance