Form 10-Q
period 1998-06-28
NATIONAL STANDARD CO
filed 1998-08-11
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                  June 28, 1998


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

        Title of Each Class          Shares Outstanding at August 3, 1998
   Common Stock, $ .01 par value                   5,235,412

Part I.  FINANCIAL INFORMATION


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        ($000, Except Per Share Amounts)

                                                                   Three Months Ended              Nine Months Ended
                                                                 June 28        June 29          June 28        June 29
                                                                  1998           1997             1998           1997

Net Sales                                                     $     55,695   $     64,701     $    170,595   $   187,702

Cost of sales                                                       48,059         57,693          149,538       167,247
  Gross profit                                                       7,636          7,008           21,057        20,455

Selling and administrative expenses                                  6,539          5,674           18,081        17,023
UK restructuring                                                         -              -                -         9,850
  Operating profit (loss)                                            1,097          1,334            2,976        (6,418)

Interest expense                                                      (971)        (1,061)          (2,949)       (3,174)

Other income (expense), net                                             74             37              555           (67)
  Income (loss)                                                        200            310              582        (9,659)

Income taxes                                                             1             46               50            27

  Net income (loss)                                           $        199   $        264     $        532   $    (9,686)


Basic earnings per share                                      $       0.04   $       0.05     $       0.10   $     (1.83)

Diluted earnings per share                                    $       0.04   $       0.05     $       0.10   $     (1.83)

Dividends per share                                           $       0.00   $       0.00     $       0.00   $      0.00

Average shares outstanding                                       5,235,395      5,255,211        5,232,509     5,279,640

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                           Consolidated Balance Sheets
                                     ($000)


Assets                                                                June 28, 1998                 September 30, 1997
Current assets:                                                        (Unaudited)
   Cash                                                                      $      3,235                    $       729
   Receivables, net of reserves                                                    23,253                         24,653
   Inventories:
      Raw materials and supplies                              $     11,622                    $      9,929
      Work-in-process                                               10,188                          11,174
      Finished goods                                                 1,059         22,869              810        21,913
   Prepaid expenses                                                                 3,099                          2,943
   Deferred tax asset                                                               1,721                          1,547
      Total current assets                                                   $     54,177                    $    51,785

   Property, plant and equipment                              $    171,071                    $    161,941
      Less accumulated depreciation                                120,116         50,955          114,946        46,995
   Other assets                                                                    16,385                         14,405
Total assets                                                                 $    121,517                    $   113,185

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     31,295                    $    22,859
   Employee compensation and benefits                                               4,076                          2,580
   Accrued pension                                                                  1,623                          1,623
   Other accrued expenses                                                           8,702                         10,739
   Current accrued postretirement benefit cost                                      2,400                          2,400
   Notes payable to banks and current portion of
      long-term debt                                                               27,627                         25,398
      Total current liabilities                                              $     75,723                    $    65,599

Long-term debt                                                                      9,846                         12,219
Other long-term liabilities                                                         9,130                          9,001
Accrued postretirement benefit cost                                                49,529                         49,529
Stockholders' equity:
   Common stock   $ .01 par value.  Authorized
   25,000,000 shares; issued 5,413,644 shares                 $     27,822                    $     27,720
   Retained deficit                                                (45,455)                        (45,987)
                                                              $    (17,633)                   $    (18,267)

Less:    Foreign currency translation adjustments                    2,041                           1,846
         Unamortized value of restricted stock                         143                              53
         Treasury stock, at cost, 178,232 and 189,676
            shares, respectively                                     1,339                           1,442
         Excess of additional pension liability over
            unrecognized prior service cost                          1,555        (22,711)           1,555       (23,163)
Total liabilities and stockholders' equity                                   $    121,517                    $   113,185

See accompanying notes to financial statements.


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                     ($000)

                                                                                            Nine Months Ended
                                                                                        June 28            June 29
                                                                                          1998               1997

Net cash provided by operating activities                                            $    13,053         $    8,547

Investing Activities:
   Capital expenditures                                                                  (10,499)            (7,031)
   Proceeds from sale of equipment                                                           219                  -
        Net cash used for investing activities                                           (10,280)            (7,031)

Financing Activities:
   Net borrowings under revolving credit agreements                                        2,252                493
   Principal payments under term loans                                                    (2,493)            (2,856)
   Other                                                                                     (26)              (721)
      Net cash used for financing activities                                                (267)            (3,084)

Net increase (decrease) in cash                                                            2,506             (1,568)

Beginning cash                                                                               729              2,423

Ending cash                                                                          $     3,235         $      855


Supplemental Disclosures:
   Interest paid                                                                     $     2,975         $    3,054

   Income taxes paid                                                                 $        54         $       95






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

3. The results of operations for the nine months ended June 1998 are not necessarily indicative of the results to be expected for the full year.

                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations
Net sales for the third quarter of 1998 decreased 13.9% over the same period last year, while net sales for the nine months ended June 1998 decreased 9.1% over the same period last year. Gross margin percentages were 13.7% and 12.3%, respectively, for the current three- and nine-month periods compared to 10.8% and 10.9%, respectively, for the same periods last year.

Gross margin percentages have improved steadily in 1998, increasing from 11.3% in the first quarter, to 12.0% in the second quarter, to 13.7% in the third quarter. Limiting sales of certain low margin wire cloth products, raw material price reductions, cost reduction actions implemented in the second quarter, and completion of the QS-9000 system implementation at most locations and the reduction of associated expenses have all contributed to the improvement.

Sales of air bag inflator filtration products for the three- and nine-month periods decreased approximately 30% and 19%, respectively, over the same periods last year. Air bag product sales continue to decline due to the decision to discontinue the sales of certain lower margin wire cloth mesh products. In the third quarter, air bag inflator filtration products were impacted by the slowdown in Asia and the decline in air bag system exports to Asia. The Company's weld wire product lines, however, experienced a 3% and 7% increase for the three- and nine-month periods; while rubber reinforcement products decreased 8% over the same periods last year due to lower selling prices.

Net income for the current three- and nine-month periods was $ .2 million or $ .04 per share and $ .5 million or $.10 per share, respectively, compared to a net income of $.3 million or $ .05 per share and a net loss of $9.7 million or $1.83 per share for last year.

Last year's net loss includes a $9.9 million charge taken in the second quarter for restructuring the Company's operations in the United Kingdom. This restructuring charge included $3.0 million in severance costs and estimated pension curtailment costs in addition to discontinuing the U.K. manufacture and sales of COPPERPLY wire and certain non-value added weld wire products in the U.K, thus reducing annual U.K. sales from $37.0 million to approximately $30.0 million. The resulting reduction of 124 employees in the U.K. work force saves approximately $3.0 million in annual salaries. The restructuring included a $2.6 million provision for the write-off of inventory and fixed assets related to the discontinued products, $1.7 million for ongoing lease commitments for associated equipment and facilities, $1.8 million for environmental costs and $
 .8 million in other miscellaneous costs.

Operations in the United Kingdom had a net loss of $ .3 million for each of the current three- and nine-month periods compared to losses of $.2 million and $1.6 million, excluding any restructuring charges, for the same period last year.

Interest expense of $1.0 million and $2.9 million, respectively, in the current three- and nine-month periods decreased 8.5% and 7.1%, respectively, over the same periods last year, due to lower interest rates.

Other income of $74 and $555 for the current three- and nine-month periods is primarily the gain on disposition of idle assets and foreign exchange gains.

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


                   National-Standard Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Total borrowings decreased $ .2 million in the nine-month period.

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

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to funding of future growth and Year 2000 impact, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products. The Company does not intend to update these forward looking statements.


Part II.  OTHER INFORMATION

       Item 5.  Other Information

       Shareholders wishing to bring a proposal before the 1999 Annual Meeting of Shareholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the principal executive offices in Niles, Michigan by no later than November 2, 1998.

       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

          (27)   Financial Data Schedule

       (b)    (b)   A Form 8-K (Item 5) was filed on May 4, 1998
                    announcing the Company's second quarter results.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant



Date       August 11, 1998         /s/ M. B. Savitske

                                   M. B. Savitske
                                   President and Chief Executive Officer


Date       August 11, 1998         /s/ W. D. Grafer

                                   W. D. Grafer
                                   Vice President, Finance