Form 10-Q/A
period 1998-03-31
NATIONAL STANDARD CO
filed 1998-09-09
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q
                                (Amendment No. 1)


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



Part II.  OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders

                 (a) The Annual Meeting of Shareholders of the Registrant was held on January 22, 1998.

                 (b)  Not applicable.

                 (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director to serve until the annual meeting in 2001:

                                                              WITHHOLD
                      NAME                      FOR           AUTHORITY

                      David F. Craigmile      4,635,255       443,232
                      Ranko Cucuz             4,638,970       439,517
                      Donald F. Walter        4,581,384       497,103

                      2. The 1993 National-Standard Stock Option Plan Allocation of Additional Shares was approved as follows:

                      FOR                   AGAINST            WITHHELD

                      3,532,464               516,967           15,063

                      3.  The Shareholder Proposal was not approved as follows:

                      FOR                   AGAINST            WITHHELD

                        756,681             3,127,042           29,237

                (d)  Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL-STANDARD COMPANY
                                   Registrant

Date        September  3, 1998
                                   /s/ M.B. Savitske
                                   M. B. Savitske
                                   President and Chief Executive Officer