Form 10-K405
period 1998-09-30
NATIONAL STANDARD CO
filed 1998-12-18
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE
                                   ACT OF 1934
      For the fiscal year ended  September 30, 1998

Commission file number:   1-3940


                            NATIONAL-STANDARD COMPANY
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

              Indiana                                  38-1493458
--------------------------------------         ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

  1618 Terminal Road, Niles, Michigan                     49120
--------------------------------------         ---------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:   (616) 683-8100

Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
   Common stock, $.01 par value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          NONE
                                                                   ---------
                                                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the registrant on November 30, 1998, based on the closing price of the shares on the New York Stock Exchange and assuming that 56 percent of the shares were held by non-affiliates, was approximately $10,717,419.

As of November 30, 1998, 5,468,071 shares of common stock, par value of $ .01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 28, 1999 are incorporated by reference into
Part III of this report.

The sequential page in this report where the Exhibit Index appears is page 38.

                                     PART I
ITEM 1.        BUSINESS

National-Standard Company, an Indiana corporation, and its subsidiaries (the "Company") currently operate in only the wire and related products segment.

In Fiscal  Year  1998,  the  Company  announced  plans to  restructure  its wire manufacturing capacity by closing the manufacturing facilities in Guelph, Ontario in 1999 and relocating that facility's bead and weld wire capacity to existing facilities in Stillwater, Oklahoma and Niles, Michigan. The Company also announced its intent to sell the wire manufacturing facility in Kidderminster, United Kingdom.

In Fiscal Year 1998, there were no material changes to the Company's business. During the prior three years, the Company disposed of various business units and product lines as described in the following report.

WIRE AND RELATED PRODUCTS SEGMENT
The Company produces tire bead wire, welding wire, wire cloth, hose reinforcing wire, stainless steel spring and specialty wire, plated wire, and nonwoven metal fiber materials. These products are generally sold directly to other manufacturers by Company salesmen. In addition, certain classes of wire are sold through various types of distributors.

The Company also produces  filters and inflator  housings for automotive air bag
inflators,   which  are  sold  by  Company   salesmen  to  automotive   air  bag
manufacturers.

Wire and related products are supplied to major markets consisting of air bag filtration, tire, spring, automo tive component, electric component, hydraulic hose, telecommunications, and fabricated metal products.

The Company's wire products are generally highly competitive with those of a number of other producers located both in the U.S. and in foreign countries. In some cases, the Company's customers also manufacture products for their own use similar to those produced by the Company. The Company remains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, Amercord, Inc., and Insteel Industries, Inc. are the Company's major bead wire competitors. The Company is the major supplier of air bag filtration materials in the U.S. While the number of manufacturers in the Company's line of filtration materials is limited, the Company still regards the field as highly competitive. Competitive factors for all of the Company's products are generally considered to be price, service and product quality.

Although wire and related products are generally basic materials or fabricated products which do not require assembly, production time is relatively short and backlog is not significant. There was a backlog of approxi mately $33,450,000 and $35,190,000 at September 30, 1998 and 1997, respectively.

During 1998, the Company began the manufacture of air bag inflator housings in a leased facility in Peterlee, United Kingdom. The Company invested approximately $400,000 for equipment in the new facility.

During 1998, the Company recorded a charge of $6,220,000 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. The Guelph facility employed 93 people during 1998. The charge includes 1999 cash outlays of approximately $3,400,000 primarily for employee related, environmental and lease termination costs. The Company will also incur approximately $1,000,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. These costs are not included in the 1998 charge in accordance with current generally accepted accounting principles. The Company further provided

$1,480,000 to reduce support staff in North America by 40 employees and exit certain non-air bag related wire cloth products.

During 1997, the Company recorded a charge of $9,850,000 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. The reductions saved approxi mately $3,000,000 in annual salaries. The restructuring also provided for the discontinuing of Kidderminster's manufacture and sales of COPPERPLY wire and certain non value-added weld wire product lines in the United Kingdom. Annual Kidderminster sales were reduced from approximately $35,500,000 to approximately $27,500,000 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850,000 restructuring charge were $1,335,000. Cash outlays during 1998 were approximately $1,825,000. Cash outlays expected during 1999 are approximately $925,000.

While the 1997 restructuring achieved the anticipated reduction in manufacturing costs, declining selling prices more than offset the savings, and net operating results in Kidderminster have not improved. The Company has announced its intent to sell the Kidderminster wire manufacturing operation. Proceeds from the sale will be used to reduce debt.

During 1997, the Company also closed the wire cloth weaving facility in Knoxville, Tennessee, and relocated the capacity in the Company's existing facilities in Corbin, Kentucky and Clearfield, Utah. The Knoxville facility had been opened in 1993.

During 1996, the Company acquired the passenger side air bag filter manufacturing capacity of Olin Air Bag Products, Moses Lake, Washington. The Company began production in October 1996 in a leased facility in Moses Lake, Washington. The Company invested approximately $450,000 for the additional capacity, funded through available lines of credit.

During 1995, the Company expanded its joint venture with Toyota Tsusho America, Inc. to a second manufacturing site for the production of wire cloth for air bag inflator filters. The expansion was funded from the venture's operating cash flow and from external financing available to the venture. During 1997, the venture consolidated its two facilities into one facility. Future capacity requirements will be dependent on market conditions.

During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. Due to environmental regulations in the State of New Jersey, title to industrial real estate cannot be passed without the Department of Environmental Protection's written approval. This project has involved demolition of the buildings and continuing remediation of environmental problems from production wastes through use of an on-site landfill and off-site disposal. The cash outlays related to the property have been primarily environmental and have been reported as other assets up to the estimated realizable value of the property, with the balance charged to operations. Cash outlays in the past five years are shown in the following table:


                    1998         1997         1996           1995         1994
Cash Outlays      $399,000     $222,000     $254,000       $304,000     $285,000

The Company expects to spend $340,000 in 1999 on the project. Future cash outlays of approximately $3,000,000 will be needed prior to sale of the property. The Company intends to spend this amount in conjunction with or just prior to the sale.

ENVIRONMENTAL

In addition to amounts spent in connection with the Clifton, New Jersey facility, the Company had cash outlays of approximately $3,246,000, $2,211,000 and $2,493,000 during the 1998, 1997, and 1996 fiscal years on pollution control equipment and related operational environmental projects and procedures at the Company's ten plants. The largest annual cash outlays during 1998, 1997, and 1996 were $2,216,000, $2,083,000, and $2,059,000, respectively, primarily for environmental operational procedures, cleanup of existing operations, and improvements of environmental systems in all three years. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $3,000,000 during 1999. During 1998, 1997 and 1996, the Company provided $1,465,000, $2,300,000 and $2,595,000, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1996 environmental cost was related to potentially responsible party provisions and normal environmental operating expenses. The 1997 provision related to equipment and plant stabilization activities associated with the Kidderminster restructuring and normal environmental operating expenses in both the United Kingdom and in North
America.   The  1998   environmental   cost  was  primarily  related  to  normal
environmental operating expenses in both the United Kingdom and in North America. In addition to the amounts charged to earnings, $636,000, $905,000 and $440,000 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1998, 1997 and 1996 were $3,645,000, $2,433,000 and $2,747,000, respectively, of which $399,000, $222,000 and
$254,000 were spent on the Clifton, New Jersey property. The Company does not expect that existing regulations will have any material effect on its net earnings or competitive position.

The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for eight actual or potential Superfund or Resource Conservation and Recovery Act ("RCRA") Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. The Company has resolved its liability for two of the Superfund Sites by reaching settlements with the Environmental Protection Agency ("EPA"). The Company is in the final stages of negotiating a de minimis settlement for a third Superfund Site and Company records indicate only de minimis or de micromis involvement for a fourth Superfund Site. The Company has reviewed its involvement and potential exposure for all the remaining Sites, and, based upon all information currently available, has previously accrued $1,650,000 in prior years (excluding Clifton, New Jersey) for its share of the estimated investigation and remediation costs for the Sites. Additional reserves were not needed in 1998. Additionally, the Company has undertaken environmental investigation and cleanup projects at three of its plants under RCRA. These projects are subject to monitoring by appropriate state environmental protection agencies. Significant portions of two of the RCRA projects have been completed and state agencies are in the process of reviewing reports submitted by the Company. The Company has previously accrued $2,220,000 in prior years and $310,000 in 1998 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

GENERAL

The Company's major raw material -- steel -- is purchased in several forms from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 1999 fiscal year. The Company also purchases a variety of component parts for use in some of the products it manufactures. The Company believes that its sources of supply of these materials are adequate for its needs. The Company's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative fuels.

The  Company  owns or is  licensed  under a number of patents  covering  various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the Company's level of business or working capital requirements. The Company's largest customers include the major producers of automotive air bag restraint systems, i.e., TRW and Autoliv, Inc., and some of the major tire and rubber companies, i.e., Bridgestone/Firestone, Inc., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Sumitomo), Gates Rubber Company, General Tire (owned by Continental), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). TRW accounted for approximately 14%, Goodyear accounted for approximately 10%, Autoliv accounted for approximately 8%, and the ten largest customers, in the aggregate, accounted for approximately 56% of consolidated sales in the last fiscal year. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the Company's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company.

During the 1998 fiscal year, the Company spent approximately $1,567,000 on research and development of new products and process alternatives compared to $1,463,000 and $968,000 for the years ended Septem ber 30, 1997 and 1996, respectively. The 51% increase in research and development cost in 1997 over 1996 was due to additional staff to enhance the Company's capability for product and process development, process control, and application engineering. These cash outlays were for Company sponsored activities.

Only three products, high carbon steel wire, low carbon steel wire, and air bag inflator filters, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 33% and 26% of total sales in 1998; 33% and 25% of total sales in 1997; and 35% and 22% of total sales in 1996. Air bag inflator filters accounted for 16% of total sales in 1998; 16% of total sales in 1997; and 13% of total sales in 1996.

At September 30, 1998, the Company employed 1,284 persons in its operations throughout the world.

INTERNATIONAL OPERATIONS

The Company has foreign subsidiaries in Canada and the United Kingdom which are similar to certain of the Company's domestic operations and with generally the same markets. The financial information about foreign and domestic operations for the three years ended September 30, 1998 is included in Note 14 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

The Company has announced its intent to close the Canadian subsidiary and to sell the wire manufacturing operations in Kidderminster.

Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1998, reflects a decrease of approximately $914,000. As a result of the 1999 closure of the Canadian facility, the cumulative translation adjustment account relating to the Canadian net assets will become a realized exchange loss. The $1,200,000 amount has been reflected as an income statement item in 1998 as part of the restructuring provision, with an offsetting increase to the shareholder equity account. The rest of the change is due primarily to the U.S. dollar's value against the British pound and Canadian dollar. The appreciation of the British pound versus most major currencies had a significant adverse effect upon Kidderminster's competitive position in its various markets, both within the United Kingdom and in Europe.

ITEM 2.         PROPERTIES

The Company conducts its domestic operations from facilities having an aggregate floor space of approxi mately 1,176,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Mishawaka, Indiana (78,000 square feet); Clearfield, Utah (53,000 square feet); Mesa, Arizona (36,000 square feet), and Moses Lake, Washington (14,000 square feet). The Clearfield facility was leased in 1993 and a renewal option was exercised in 1995 extending the terms until 1999 with additional renewal options. The Mesa facility was leased in 1994 for a five-year term with renewal options. The Moses Lake facility was leased in 1996.

The Company also operates from two principal  facilities in the United  Kingdom:
Kidderminster (260,000 square feet), Peterlee (6,500 square feet), and one facility in Canada (107,000 square feet). The Company intends to sell the real estate in Kidderminster with the sale of the operation.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders since the last annual meeting held January 22, 1998.

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

--------------------------------------------------------------------------------
                                                                    Date Assumed
      Name             Age          Present Position            Present Position
--------------------------------------------------------------------------------

Michael B. Savitske     57    President and Chief Executive Officer         1989
William D. Grafer       53    Vice President, Finance                       1987
David L. Lawrence       51    Treasurer, Assistant Secretary                1987
Timothy C. Wright       57    General Counsel and Secretary                 1996

All of the above-named officers of the Registrant have been employees of the Company for more than five years except Mr. Wright.

Mr. Wright joined the Company in 1996. Mr. Wright operated his own practice, Wright Associates, from 1993 to 1996 and also served as General Counsel for CAPCO Automotive Products Corporation beginning in 1995. Prior to 1993, Mr. Wright held senior in-house counsel positions with Uniroyal Technology Corporation from 1989 to 1992 and Clark Equipment Company from 1979 to 1989.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

Common stock market prices, information on stock exchanges and number of shareholders is included in Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1998 or 1997, nor during the portion of fiscal 1999 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

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



---------------------------------------------------------------------------------------------------------------------------
                                             1998             1997              1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR:
Net sales                               $   225,495       $   247,763      $   248,554       $   247,420      $   217,916
Operating profit (loss)                 $    (3,579)      $    (4,697)     $     8,871       $    12,924      $    (1,110)
Net earnings (loss)                     $    (6,699)      $    (8,990)     $     8,852       $     7,350      $    (4,625)
AT YEAR-END:
Shareholders' equity                    $   (32,451)      $   (23,163)     $   (13,762)      $   (21,475)     $   (28,266)
Net current assets                      $   (27,798)      $   (13,814)     $    (7,492)      $    10,471      $     6,263
Total assets                            $   115,078       $   113,185      $   114,688       $   116,099      $   108,685
Long-term debt                          $    14,029       $    12,219      $    11,203       $    34,152      $    34,328
Ratio of current assets to
  current liabilities                      .6 : 1.0          .8 : 1.0         .9 : 1.0         1.2 : 1.0        1.1 : 1.0
Common shares outstanding                     5,468             5,224            5,323             5,385            5,366
Average common shares outstand-
  ing used in per share calculations          5,263             5,266            5,358             5,373            5,365
Number of employees                           1,284             1,406            1,495             1,403            1,282
PER COMMON SHARE:
Net earnings (loss)                     $     (1.27)      $     (1.71)     $      1.65       $      1.37      $    (  .86)
Dividends declared                      $       .00       $       .00      $       .00       $       .00      $       .00



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in thousands except share data)

RESULTS OF OPERATIONS

Net sales for 1998 of $225,495 were 9% below 1997. Weld wire sales increased 5% over 1997, while bead wire sales declined 9%. Sales in Kidderminster declined 22% from 1997 to 1998, primarily due to the 1997 Kidderminster restructuring. Air bag inflator materials declined 16% due to the combined effects of reduced sales of certain low margin wire cloth products and lower selling prices. Net sales for 1997 of $247,763 were .3% below 1996. Weld wire sales increased 13% over 1996, while air bag inflator filtration products decreased 5% due primarily to lower selling prices. Sales from the Kidderminster facility declined 12% in 1997 due primarily to the product line and manufacturing restructuring implemented during the second half of that year. Price declines in bead wire, air bag filtration material, and for most Kidderminster products averaged 3% in 1998 and 4% in 1997, totaling $7,000 in 1998 and $10,900 in 1997. Net sales for
1996 of $248,554 were 5% above 1995, as sales of air bag inflator filtration products increased 3% over 1995. Weld wire sales in 1996 decreased 3% due primarily to a slowdown in the automotive industry.

Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. During 1998, the Company recorded a charge of $6,220 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. The Guelph facility employed 93 people during 1998. The charge includes 1999 cash outlays of $3,400 primarily for employee termination costs. The Company will also incur $1,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. These costs are not included in the 1998 charge in accordance with current generally accepted accounting principles. The Company further provided $1,480 to reduce support staff in North America by 40 employees and exit certain non-air bag related wire cloth product lines. During 1997, the Company recorded a charge of $9,850 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. The reductions saved approximately $3,000 in annual salaries. The restructuring also provided for the discontinuing of Kidderminster's manufacture and sales of COPPERPLY wire and certain non value-added weld wire product lines in the United Kingdom. Annual Kidderminster sales were reduced from approximately $35,500 to approximately $27,500 as a result of these actions. In addition to employee-related costs, the restructuring provision included write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850 restructuring charge were $1,335. Cash outlays during 1998 were approximately $1,825, while outlays expected during 1999 are approximately $925. While the restructuring achieved the anticipated reduction in manufacturing costs, declining selling prices more than offset the savings, and net operating results in Kidderminster have not improved. The Company has announced its intent to sell the Kidderminster wire manufacturing operation. Proceeds from the sale will be used to reduce debt.

Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1990, debt has been reduced $20,987 while sales from remaining operations have increased 22%. During this period, air bag sales have increased 340% and weld wire sales have grown 92%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table:


-------------------------------------------------------------------------------------------------------------------------
                                             1998             1997              1996             1995              1994
-------------------------------------------------------------------------------------------------------------------------
NET SALES
  Remaining operations                 $    225,495       $   241,059      $   241,204       $   239,712      $   210,455
  Divested operations                             -             6,704            7,350             7,708            7,461
                                       ------------       -----------      -----------       -----------      -----------
  Total                                $    225,495       $   247,763      $   248,554       $   247,420      $   217,916
                                        ===========       ===========      ===========       ===========      ===========
GROSS PROFIT
  Remaining operations                 $     28,518       $    27,767      $    32,516       $    37,248      $    25,103
  Divested operations                             -               117             (395)               80           (1,247)
                                       ------------       -----------      -----------       -----------      -----------
  Total                                $     28,518       $    27,884      $    32,121       $    37,328      $    23,856
                                        ===========       ===========      ===========       ===========      ===========
GROSS PROFIT %
  Remaining operations                        12.6%             11.5%            13.5%             15.5%            11.9%
                                       ============       ===========      ============      ===========      ===========
  Divested operations                             -              1.7%            (5.4%)             1.0%           (16.7%)
                                       ------------       ===========      ============      ===========      ============
  Total                                       12.6%             11.3%            12.9%             15.1%             10.9%
                                       ============       ===========      ============      ===========      ============

Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and costs also affect the gross margins. During 1998, gross profit margins improved to 12.6% compared to 11.3% in 1997. The improvement is due primarily to reduced sales of low margin wire cloth air bag filtration materials.

During 1998, sales from international operations decreased 14% due primarily to the restructuring of the Kidderminster operation in 1997. Reduced wire sales were partially offset by sales of air bag inflator housings from the Peterlee, United Kingdom facility opened in 1998. The Peterlee facility will be retained as a Company facility following the sale of the Kidderminster wire operation. During 1997, sales from international operations decreased 12% due primarily to the restructuring of the Kidderminster operation. During 1996, sales increased 1% due to increased sales of weld wire in Kidderminster.

In recent years, the Company has not been able to raise prices in line with inflation due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure in the Company's automotive markets. Since 1993, inflation as measured by the Consumer Price Index has risen 13%, while average selling prices have declined 4%. Had selling prices increased 13%, sales in 1998 would have been approximately $264,000.

During 1998,  1997 and 1996,  the Company  provided  $1,465,  $2,300 and $2,595, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1998 environmental cost relates primarily to normal environmental operating expenses in both the United Kingdom and North America. The 1997 provision related to equipment and plant stabilization activities associated with the Kidderminster restructuring and normal environmental operating expenses in both the United Kingdom and in North America. The majority of the 1996 environmental cost related to potentially responsible party provisions and normal environmental operating expenses. In addition to the amounts charged to earnings, $636, $905 and $440 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1998, 1997 and 1996 were $3,645, $2,433 and $2,747, respectively, of which $399, $222 and $254 were spent on the Clifton, New Jersey property.

The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for eight actual or potential Superfund or Resource Conservation and Recovery Act ("RCRA") Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. The Company has resolved its liability for two of the Superfund Sites by reaching settlements with the Environmental Protection Agency ("EPA"). The Company is in the final stages of negotiating a de minimis settlement for a third Superfund Site and Company records indicate only de minimis or de micromis involvement for a fourth Superfund Site. The Company has reviewed its involvement and potential exposure for all the remaining Sites, and, based upon all information currently available, has previously accrued $1,650 in prior years (excluding Clifton, New Jersey) for its share of the estimated investigation and remediation costs for the Sites. Additional reserves were not needed in 1998. Additionally, the Company has undertaken environmental investigation and cleanup projects at three of its plants under RCRA. These projects are subject to monitoring by appropriate state environmental protection agencies. Significant portions of two of the RCRA projects have been completed and state agencies are in the process of reviewing reports submitted by the Company. The Company has previously accrued $2,220 in prior years and $310 in 1998 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

The Company has reviewed its current environmental projects which are expected to be completed in 1999 and all environmental regulations and acts to ensure continuing compliance. In 1999, the Company expects to spend $340 on the Clifton, New Jersey project. Future cash outlays of approximately $3,000 will be needed prior to sale of the property. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $3,000 on environmentally related capital and operational projects, of which $1,000 will be charged against 1999 earnings.

In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

In 1998, 1997, 1996, 1995, and 1994, $8,067,  $10,072, $254, $2,842, and $6,955,
respectively, the net cost of restructuring the Company in those years includes the write-off of nonproductive facilities and obsolete inventory of $2,856, $2,092, $0, $120, and $4,219, respectively; severance costs of the salaried and hourly workforce; and a cumulative translation adjustment of $1,200 in 1998. All of these are included in operating costs. The 1995 and 1994 net cost of restructuring also included $1,400 and $1,700, respectively, for the Columbiana plant environmental stabilization. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The 1997 net cost of restructuring of $10,072 includes $9,850 related to the Kidderminster restructuring, and $222 was associated with costs related to the Clifton, New Jersey property.

The 1998 restructuring cost of $8,067 includes $367 associated with the Clifton, New Jersey property. The Company expects to incur approximately $340 of cash outflows related to the Clifton property in 1999.

The following summary shows the changing level of operating expense and identifies operating expense directly attributable to divested operations and amounts attributable to restructuring activities.


--------------------------------------------------------------------------------------------------------------------------
                                             1998             1997              1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
Remaining operations                    $    24,030       $    22,270      $    22,601       $    21,245      $    17,676
Divested operations                               -               239              395               317              335
Restructuring costs                           8,067            10,072              254             2,842            6,955
                                        -----------       -----------      -----------       -----------      -----------
Total                                   $    32,097       $    32,581      $    23,250       $    24,404      $    24,966
                                        ===========       ===========      ===========       ===========      ===========
AS A PERCENT OF SALES
---------------------
Remaining operations                          10.7%              9.2%             9.3%              8.7%             8.3%
                                           ========          ========         ========          ========          =======
Divested operations                              -%              3.6%             5.4%              4.1%             4.5%
                                           ========          ========         ========          ========          =======
Total                                         14.2%             13.2%             9.4%              9.9%            11.5%
                                           ========          ========         ========          ========          =======


The net effect of all the above elements is seen in the Company's operating profit (loss).


--------------------------------------------------------------------------------------------------------------------------
                                             1998             1997              1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Remaining operations                    $     4,488       $     5,497      $     9,915       $    16,003      $     7,427
Divested operations                               -              (122)            (790)             (237)          (1,582)
Restructuring costs                          (8,067)          (10,072)            (254)           (2,842)          (6,955)
                                        ------------      -----------      -----------       -----------      -----------
Total                                   $    (3,579)      $    (4,697)     $     8,871       $    12,924      $    (1,110)
                                        ============      ============     ===========       ===========      ============


Operating profit by Geographic Area is presented in Note 14 of Notes to Consolidated Financial Statements in Item 8.

Interest expense decreased in 1998 due primarily to lower interest rates. In 1997 and 1996 interest expense decreased due to lower interest rates and lower average borrowings.


-------------------------------------------------------------------------------------------------------------------------
                                             1998             1997              1996             1995              1994
-------------------------------------------------------------------------------------------------------------------------

Interest expense                        $     3,751       $     4,194      $     4,838       $     5,631      $     3,885
Capitalized interest                    $         -       $         -      $         -       $         -      $       168
Average borrowings                      $    38,308       $    36,080      $    37,333       $    41,567      $    36,572
Average interest rate                          9.8%             11.6%            12.5%             13.2%            11.1%


Other income in 1998 was primarily realized foreign currency exchange gains and gain on sale of redundant equipment in the United Kingdom.

Other income in 1996 is primarily from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946. In 1995 and 1994, other income is primarily the Company's share of profits in the joint venture.

In 1998 and 1997, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to state taxes and the Company's utilization of net operating loss carryforwards and a net decrease in the valuation allowance of $174 and $247, respectively. In 1996, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to the Company's utilization of net operating loss carryforwards.

FINANCIAL CONDITION

In 1998, working capital decreased $13,984 due primarily to the restructuring, an increase in debt, and a decrease in inventories. In 1997, working capital decreased $6,322 due primarily to the U.K. restructuring. Working capital decreased $17,963 in 1996 due to the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reaching a consensus opinion that borrowings outstanding under a revolving credit agreement with requirements similar to those in the Company's agreement that expires October 1, 2001 should be classified as short-term obligations. Accordingly, the Company has classified all amounts due under its revolving credit agreement as a current liability at September 30, 1998 and 1997. During 1998, the Company renewed its credit facility to October 1, 2001.

During 1998, 1997, and 1996, the Company invested $32,846 in property, plant and equipment. Approximately three quarters of this amount relates to the upgrade of existing equipment and the purchase of new equipment in the wire business. The remaining amount relates to the Company's commitment to automotive air bag inflator filters, filter media, and inflator housings. The Company's total capital expenditures for 1999 are expected to be $6,900, primarily for projects to add weld wire capacity and improve quality and operating efficiencies. The Company expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. The Company is confident that adequate long- and short-term financing will be available in the future.


--------------------------------------------------------------------------------------------------------------------------
                                                 1998           1997              1996             1995            1994
--------------------------------------------------------------------------------------------------------------------------

Current ratio                                  .6 : 1.0       .8 : 1.0          .9 : 1.0         1.2 : 1.0       1.1 : 1.0
Total debt to total capital, excluding
   SFAS No. 106 adjustment                       65.9%          56.7%             49.1%            57.9%           65.2%
Long-term debt to total capital, exclud-
   ing SFAS No. 106 adjustment                   24.1%          18.4%             14.9%            48.1%           52.5%


The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

YEAR 2000 DATE CONVERSION

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all of the Company's information technology based systems, as well as many non-information technology based systems, are affected by the "Year 2000" issue. Technology based systems reside on mainframes, servers, and personal computers in the U.S., and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution, and numerous word processing and spreadsheet applications. The Company utilizes life insurance, accounting and actuarial systems that are also affected. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as building management systems, manufacturing process control systems, clocks, and security systems. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, insurance companies, banks, governmental units, and brokerage firms, that may be affected by the Year 2000 issue.

THE COMPANY'S STATE OF READINESS

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for internal technology based systems are summarized as follows:

1. IDENTIFICATION OF ALL APPLICATIONS AND HARDWARE WITH POTENTIAL YEAR 2000 ISSUES. To the best of the Company's knowledge, this phase has been completed.

2. FOR EACH ITEM IDENTIFIED, PERFORM AN ASSESSMENT TO DETERMINE AN APPROPRIATE ACTION PLAN AND TIMETABLE FOR REMEDIATION OF EACH ITEM. A PLAN MAY CONSIST OF REPLACEMENT, CODE REMEDIATION, UPGRADE OR ELIMINA TION OF THE APPLICATION AND INCLUDES RESOURCE REQUIREMENTS. This phase has been completed with the exception of certain manufacturing process control systems which should be complete in the second calender quarter of 1999.

3. IMPLEMENTATION OF THE SPECIFIC ACTION PLAN. Specific action plans have been started for nearly all known mission-critical systems. Action plans for remaining systems should begin by the end of the fourth calendar quarter of 1998.

4. TEST EACH APPLICATION UPON COMPLETION. Testing is in process or has been completed for all systems for which the remediation plan has been completed. Testing of the remaining systems should be completed by the end of the second calendar quarter of 1999.

5. PLACE THE NEW PROCESS INTO PRODUCTION. Many applications and systems have been put into production. These include servers, personal computers, and various software programs. Applications and systems are being put into production once they have been tested. All affected applications and systems should be in production by the third calendar quarter of 1999.

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the first calendar quarter of 1999, and plans should be developed and implemented by the end of the second calendar quarter of 1999.

Identification of areas of potential third party risk is currently in process and, for those areas identified to date, no problems have been identified. Identification should be completed in the first calendar quarter, and plans should be developed and implemented by the end of the third calendar quarter of 1999.

THE COSTS INVOLVED

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $1,200 and will consist of the utilization of internal and external resources. Spending to date totals approximately $300. Costs relating to Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

RISKS AND CONTINGENCY PLAN

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 Remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency plans should be completed in the first calendar quarter of 1999.

FUTURE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued, or is considering, a number of measures related to financial statement disclosure. These pronouncements are not expected to impact the financial position, results of operations or cash flows of the Company, when adopted.

SAFE HARBOR

This Form 10-K contains certain forward-looking statements, including statements regarding net earnings, trends in sales, expense and productive capacity levels. Actual results could vary materially based upon a number of factors, including, but not limited to, those set forth below. Additionally, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important trends and factors that could cause actual results to differ materially from those in any forward-looking statements contained in this Form 10-K. Such trends and factors include, but are not limited to, adverse changes in general economic conditions, demand for Company products and industry capacity, competitive products and pricing, obtaining manufacturing efficiencies, availability of raw materials and sources of energy needed for operations, and foreign currency fluctuations. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual performance results may vary materially from those described herein.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk, primarily related to the Company's interest bearing obligations. The Company does not speculate on interest rates, but rather manages its portfolio of assets and liabilities to mitigate the impact of interest rate fluctuations.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's interest-bearing obligations (in thousands).

------------------------------------------------------------------------------------------------------------------------
                                                                                                                2003
                                                        1999          2000           2001           2002       and After
------------------------------------------------------------------------------------------------------------------------

Revolving credit                                       $17,138            -              -               -             -
   Average interest rate                                  8.4%

Promissory notes payable                               $ 3,522       $3,522         $3,522          $6,976             -
   Average interest rate                                  8.6%         8.6%           8.6%            8.6%

Foreign subsidiary operating lines of credit           $ 3,425            -              -               -             -
   Average interest rate                                  9.0%

Capital lease                                          $   103      $     9              -               -             -
   Average interest rate                                 10.5%        10.5%

Other credit arrangement                               $   124            -              -               -             -
   Average interest rate                                 10.5%


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedule are set forth on pages 18 to 37 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 28, 1999 is incorporated herein by reference.

In respect of information as to the Company's Executive Officers, see the caption "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11.        EXECUTIVE COMPENSATION

The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 28, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 28, 1999 is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Information Regarding Other Transactions" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 28, 1999 is incorporated herein by reference.

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

        (b) There were no reports on Form 8-K filed during the three months ended September 30, 1998.

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

Dated:  December 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    HAROLD G. BERNTHAL      Director               )
    DAVID F. CRAIGMILE      Director               ) - By: /s/ Timothy C. Wright
                                                   )       ---------------------
    RANKO CUCUZ             Director               )       Timothy C. Wright
    JOHN E. GUTH, JR.       Chairman of the Board  )       Attorney-in-Fact
    RONALD B. KALICH        Director               )
    ERNEST J. NAGY          Director               )
    CHARLES E. SCHROEDE     Director               )
    DONALD F. WALTER        Director               )       December 18, 1998

                            NATIONAL-STANDARD COMPANY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

--------------------------------------------------------------------------------
                                                                  Page Reference
                                                                   in Report on
                                                                     Form 10-K
--------------------------------------------------------------------------------

Consolidated Statements of Operations for the years ended                     19
  September 30, 1998, 1997, and 1996

Consolidated Statements of Shareholders' Equity for the years                 20
  ended September 30, 1998, 1997, and 1996

Consolidated Balance Sheets at September 30, 1998 and 1997                    21

Consolidated Statements of Cash Flows for the years ended                     22
   September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                 23-35

Report of Independent Auditors                                                36

Schedule:
       II.    Valuation and Qualifying Accounts                               37
              (copy not included in Annual Report)

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



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands Except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------

Net sales...............................................................   $   225,495       $   247,763      $   248,554
Cost of sales ..........................................................       196,977           219,879          216,433
                                                                           -----------       -----------      -----------
Gross profit............................................................        28,518            27,884           32,121
Selling and administrative expenses.....................................        24,030            22,509           22,996
Restructuring expenses..................................................         8,067            10,072              254
                                                                           -----------       -----------      -----------
      Operating profit (loss)...........................................        (3,579)           (4,697)           8,871
Interest expense........................................................        (3,751)           (4,194)          (4,838)
Other income, net.......................................................           790                34            4,009
                                                                           -----------       -----------      -----------
      Income (loss) before income taxes.................................        (6,540)           (8,857)           8,042

Income taxes............................................................           159               133             (810)
                                                                           -----------       -----------      -----------

Net income (loss).......................................................   $    (6,699)      $    (8,990)     $     8,852
                                                                           ============      ===========      ===========

Basic and diluted earnings (loss) per share.............................   $     (1.27)      $     (1.71)     $      1.65
                                                                           ============      -----------      ===========


See accompanying notes to consolidated financial statements.




                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in Thousands except Share Data)



                                                                                                            Excess of
                                                                                            Unamortized    Additional
                                                 Retained      Cumulative                     Value of       Pension
                                     Common      Earnings     Translation      Treasury      Restricted  Liability Over
                                     Stock       (Deficit)     Adjustment       Stock          Stock      Unrecognized
                                                                                                              Prior
                                                                                                          Service Cost
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995         $ 27,594      $(45,849)      $(2,205)      $   (104)        $  (85)      $   (826)

Restricted stock award activity             37                                        (20)           (37)
Restricted stock amortization                                                                          49
Stock options exercised                     58
Stock issuance                                                                           1
Stock purchase                                                                       (590)
Adjustment for foreign
  currency translation                                                   30
Adjustment of pension liability                                                                                    (667)
Net income for 1996                                     8,852
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996         $ 27,689      $(36,997)      $(2,175)      $   (713)        $  (73)     $  (1,493)

Restricted stock award activity             31                                        (17)           (22)
Restricted stock amortization                                                                          42
Stock purchase                                                                       (712)
Adjustment for foreign
  currency translation                                                  329
Adjustment of pension liability                                                                                     (62)
Net loss for 1997                                     (8,990)
Balance at September 30, 1997         $ 27,720      $(45,987)      $(1,846)       $(1,442)        $  (53)     $  (1,555)

Restricted stock award activity                                                        122          (129)
Restricted stock amortization                                                                          54
Issuance of warrants                       193
Stock contribution to pension plan       (472)                                       1,319
Stock issuance                                                                          33
Stock purchase                                                                        (52)
Adjustment for foreign
  currency translation                                                  914
Adjustment of pension liability                                                                                  (4,571)
Net loss for 1998                                     (6,699)
Balance at September 30, 1998         $ 27,441      $(52,686)        $(932)          $(20)       $  (128)     $  (6,126)
------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.




                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30
                                                                                                      ------------
                                                                                                 1998            1997
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash...............................................................................   $        251     $        729
      Receivables, less allowance for doubtful accounts
          ($560 and $382, respectively)..................................................         24,272           24,653
      Inventories........................................................................         17,966           21,913
      Deferred tax asset.................................................................          1,721            1,547
      Other current assets...............................................................          2,347            2,943
                                                                                            ------------     ------------
      Total current assets...............................................................         46,557           51,785
Property, plant and equipment, net.......................................................         50,760           46,995
Other assets.............................................................................         17,761           14,405
                                                                                            ------------     ------------
                                                                                             $   115,078      $   113,185
                                                                                             ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable...................................................................    $    28,097      $    22,859
      Employee compensation and benefits.................................................          2,993            2,580
      Accrued pension....................................................................          1,062            1,623
      Other accrued expenses.............................................................         15,491           10,739
      Current accrued postretirement benefit cost........................................          2,400            2,400
      Notes payable to banks and current portion of long-term debt.......................         24,312           25,398
                                                                                             -----------      -----------
      Total current liabilities..........................................................         74,355           65,599
                                                                                             -----------      -----------
Other long-term liabilities..............................................................          9,286            9,001
                                                                                             -----------      -----------
Long-term debt...........................................................................         14,029           12,219
                                                                                             -----------      -----------
Accrued postretirement benefit cost......................................................         49,859           49,529
                                                                                             -----------      -----------
Shareholders' equity:
      Common stock - $.01 par value.
           Authorized 25,000,000 shares; issued 5,470,740 and
              5,413,644 shares, respectively.............................................         27,441           27,720
      Preferred stock - $1.00 par value.
           Authorized 600,000 shares; issued none........................................              -                -
      Retained earnings (deficit)........................................................        (52,686)         (45,987)
      Cumulative translation adjustment..................................................           (932)          (1,846)
      Treasury stock, at cost; 2,669 and 189,676 shares, respectively....................            (20)          (1,442)
      Unamortized value of restricted stock..............................................           (128)             (53)
      Excess of additional pension liability over unrecognized prior service cost........         (6,126)          (1,555)
                                                                                             -----------      -----------
                                                                                                 (32,451)         (23,163)
                                                                                             -----------      -----------
                                                                                             $   115,078      $   113,185
                                                                                             ===========      ===========

See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net earnings (loss).....................................................   $    (6,699)      $    (8,990)     $     8,852
Non-cash charges to earnings:
     Depreciation and amortization......................................         8,695             8,225            6,933
     Restructuring provision............................................         7,700             5,388                -
Changes in short-term assets and liabilities, net of dispositions and restructuring:
     Receivables........................................................           401                 2            1,539
     Inventories........................................................         3,317                56            3,971
     Deferred income taxes..............................................          (174)             (247)          (1,300)
     Other current assets...............................................           608               549              867
     Accounts payable...................................................         5,636              (321)          (3,538)
     Employee compensation and benefits, accrued pension,
        and other accrued expenses......................................         2,417             1,286           (1,904)
     Currency translation effect on short-term assets and liabilities...          (765)              515             (273)
Changes in other long-term assets and liabilities.......................        (7,374)            1,118             (646)
                                                                           -----------       -----------      -----------
     Net cash provided by operating activities..........................        13,762             7,581           14,501
                                                                           -----------       -----------      -----------

INVESTING ACTIVITIES:
  Capital expenditures..................................................       (15,069)           (9,147)          (8,630)
  Disposal of property, plant and equipment.............................           306                 -                -
                                                                           -----------       -----------      -----------
     Net cash used for investing activities.............................       (14,763)           (9,147)          (8,630)
                                                                           -----------       -----------      -----------

FINANCING ACTIVITIES:
  Term loan advance.....................................................         5,610             4,377                -
  Net payments under revolving credit agreements........................        (1,651)               (4)          (1,826)
  Principal payments under term loans...................................        (3,411)           (3,782)          (3,135)
  Purchases of treasury stock...........................................           (25)             (719)            (609)
  Stock option proceeds.................................................             -                 -               58
                                                                           -----------       -----------      -----------
     Net cash provided by (used for) financing activities...............           523              (128)          (5,512)
                                                                           -----------       -----------      -----------
     Net (decrease) increase in cash....................................          (478)           (1,694)             359
  Cash at beginning of year.............................................           729             2,423            2,064
                                                                           -----------       -----------      -----------
  Cash at end of year...................................................   $       251       $       729      $     2,423
                                                                           ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid.........................................................   $     3,756       $     4,212      $     4,331
                                                                           ===========       ===========      ===========
  Income taxes paid.....................................................   $       115       $        98      $       409
                                                                           ===========       ===========      ===========

See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      NATURE OF OPERATIONS - The Company produces tire bead wire, welding wire, wire cloth, hose reinforcing wire, stainless spring and specialty wire, plated wire, and nonwoven metal fiber materials. The Company also produces filters and inflator housings for automotive air bag inflators. These products are generally sold directly to other manufacturers, principally tire manufacturers and automotive air bag manufacturers. Its major market includes the United States, with other markets in Canada and Europe.

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
                  Type of Asset                                Depreciable Life
                  Land Improvements...........................      10 - 15
                  Buildings...................................    10 - 33-1/3
                  Machinery and Equipment.....................      3 - 10

      RESEARCH AND DEVELOPMENT - Research and development costs are expensed currently. The Company expended $1,567, $1,463 and $968 in 1998, 1997 and 1996, respectively, on research and development activities.

      EARNINGS PER SHARE - On October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. The number of potentially dilutive shares, excluded from the diluted EPS calculation, for the years ended September 30, 1998, 1997, and 1996 include stock options totaling 449,250, 403,250, and 350,500, and warrants totaling 100,000 in all three years. Common shares used in calculating earnings per share for 1998, 1997, and 1996 were 5,263,000, 5,266,000 and 5,358,000, respectively.

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

      RECLASSIFICATION  -  Certain  1997 and 1996  amounts  in the  Consolidated
      Financial   Statements  have  been   reclassified  to  conform  with  1998
      presentation.

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

2.    INVENTORIES
      --------------------------------------------------------------------------
                                                          1998            1997
      --------------------------------------------------------------------------


      Finished goods.............................    $     1,140     $       810
      Work in process............................          6,772          11,174
      Raw material (including certain partially
        processed materials).....................         10,054           9,929
                                                     -----------     -----------
                                                     $    17,966     $    21,913
                                                     ===========     ===========

      The material content of domestic steel inventories amounting to $11,727 and $12,879 at September 30, 1998 and 1997, respectively, is valued on a LIFO basis. Had the FIFO method been used, inventory would have been $3,594 and $3,965 higher than that reported at September 30, 1998 and 1997, respectively.

3.    PROPERTY, PLANT AND EQUIPMENT
      --------------------------------------------------------------------------
                                                         1998            1997
      --------------------------------------------------------------------------


      Cost:
      Land.....................................     $       317      $       320
      Land improvements........................           2,170            2,169
      Buildings................................          25,059           24,669
      Machinery and equipment..................         132,804          129,411
      Construction in progress.................          12,637            5,372
                                                    -----------      -----------
                                                        172,987          161,941
      Less accumulated depreciation............         122,227          114,946
                                                    -----------      -----------
                                                    $    50,760      $    46,995
                                                    ===========      ===========

4.    RETIREMENT BENEFITS

      The Company and its subsidiaries have several pension plans covering substantially all employees, including certain employees in foreign countries. The Company's policy for qualified plans is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required contribution.

      The  following  table  sets forth the  pension  plans'  funded  status and
      amounts  recognized  in  the  Company's   consolidated  balance  sheet  at
      September 30, 1998 and 1997:


      ----------------------------------------------------------------------------------------------------------------------
                                                                                          Assets Exceed      Accumulated
                                                                                           Accumulated      Benefits Exceed
                                                                                            Benefits           Assets
      ----------------------------------------------------------------------------------------------------------------------

      1998
      Actuarial present value of benefit obligations:
            Vested benefit obligation....................................................    $    77,280      $    21,926
                                                                                             ===========      ===========
           Accumulated benefit obligation................................................    $    77,910      $    24,162
                                                                                             ===========      ===========
      Projected benefit obligation for service rendered to-date..........................    $    79,750      $    25,114
      Plan assets at fair value..........................................................         86,838           17,228
                                                                                             -----------      -----------
      Plan assets in excess of (less than) projected benefit obligation..................          7,088           (7,886)
      Unrecognized net loss from past experience, different from that assumed............          5,860            7,094
      Prior service cost not yet recognized in net periodic pension cost.................            965            1,242
      Unrecognized net asset at October 1, 1985 being recognized over 15 years...........           (193)             (24)
      Unrecognized net asset for the United Kingdom plan at October 1, 1989
           being recognized over 12.6 years..............................................         (2,235)               -
      Additional minimum liability.......................................................              -           (7,362)
                                                                                             -----------      -----------
      (Accrued) prepaid pension cost.....................................................    $    11,485      $    (6,936)
                                                                                             ===========      ===========
      Intangible asset...................................................................    $         -      $     1,235
                                                                                             ===========      ===========
      Charge to equity (excess of additional pension liability over unrecognized
           prior service cost)...........................................................    $         -      $     6,126
                                                                                             ===========      ===========

      1997
      Actuarial present value of benefit obligations:
            Vested benefit obligation....................................................    $    74,231      $    12,974
                                                                                             ===========      ===========
           Accumulated benefit obligation................................................    $    74,708      $    16,275
                                                                                             ===========      ===========
      Projected benefit obligation for service rendered to-date..........................    $    76,198      $    17,177
      Plan assets at fair value..........................................................         96,158           12,885
                                                                                             -----------      -----------
      Plan assets in excess of (less than) projected benefit obligation..................         19,960           (4,292)
      Unrecognized net (gain) loss from past experience, different from
           that assumed..................................................................         (7,320)           1,489
      Prior service cost not yet recognized in net periodic pension cost.................            327            1,254
      Unrecognized net asset at October 1, 1985 being recognized over 15 years...........           (285)             (28)
      Unrecognized net asset for the United Kingdom plan at October 1, 1989
           being recognized over 12.6 years..............................................         (2,718)               -
      Additional minimum liability.......................................................              -           (2,826)
                                                                                             -----------      -----------
      (Accrued) prepaid pension cost.....................................................    $     9,964      $    (4,403)
                                                                                             ===========      ===========
      Intangible asset...................................................................    $         -      $     1,271
                                                                                             ===========      ===========
      Charge to equity (excess of additional pension liability over unrecognized
           prior service cost)...........................................................    $         -      $     1,555
                                                                                             ===========      ===========


      Net pension cost related to Company-sponsored plans included the following components:


      --------------------------------------------------------------------------------------------------------------------
                                                                                1998             1997              1996
      --------------------------------------------------------------------------------------------------------------------

      Service costs -- benefits earned during the year..................   $     1,925       $     2,015      $     1,842
      Interest cost on projected benefit obligation.....................         7,060             6,887            6,509
      Actual return on plan assets......................................       (10,781)          (10,424)         (11,748)
      Net amortization and deferral.....................................           782               333            1,422
      Termination benefits recognition..................................             -             1,435              815
                                                                           -----------       -----------      -----------
      Net periodic pension expense (income).............................   $    (1,014)      $       246      $    (1,160)
                                                                           ===========       ===========      ===========

      The weighted average discount rate and rate of increase in future compensation levels used in determining the 1998 actuarial present value of the projected benefit obligation were 7.10% and 3.85%, respectively, for U.S. plans and 6.50% and 4.0%, respectively, for foreign plans. The 1997 rates were 7.50% and 4.25%, respectively, for U.S. plans and 8.0% and 5.0%, respectively, for foreign plans. The expected long-term rate of return on assets was 10.50% in 1998 and 1997 for U.S. plans and 8.0% and 9.0% in 1998 and 1997, respectively, for foreign plans. The Company made contributions to the plans in 1998 and 1997 of $1,432 and $337, respectively. As of September 30, 1998, the plans own 1,708,175 shares of the Company's common stock.

      The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $431 for 1998, $427 for 1997, and $337 for 1996.

5.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company provides certain health care and life insurance benefits for all eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis which totalled $2,139 for 1998, $2,308 for 1997, and $2,402 for 1996.

      The following  table sets forth the plan's funded status,  reconciled with
      amounts  recognized  in  the  Company's   consolidated  balance  sheet  at
      September 30, 1998 and 1997:


      --------------------------------------------------------------------------------------------------------------------
                                                                                                 1998              1997
      --------------------------------------------------------------------------------------------------------------------
      Accumulated postretirement benefit obligation:
              Retirees...................................................................    $   (32,675)     $   (31,964)
              Fully eligible active plan participants....................................         (2,489)          (2,255)
              Other active plan participants.............................................         (5,078)          (4,586)
                                                                                             -----------      -----------
                                                                                                 (40,242)         (38,805)
              Plan assets at fair value..................................................              -                -
                                                                                             -----------      -----------
              Accumulated postretirement benefit obligation in excess
                  of plan assets.........................................................        (40,242)         (38,805)
              Unrecognized prior service cost............................................         (1,756)          (1,918)
              Unrecognized net (gain) loss from past experience different
                  from that assumed and from changes in assumptions......................        (10,261)         (11,206)
                                                                                             -----------      -----------
              Accrued postretirement benefit cost........................................    $   (52,259)     $   (51,929)
                                                                                             ===========      ===========

      The accrued postretirement benefit cost includes approximately $2,400 of expected 1998 and 1997 payments that are included in the balance sheet as a current liability.

      Net  periodic   postretirement   benefit  cost   included  the   following
components:


      --------------------------------------------------------------------------------------------------------------------
                                                                                        1998          1997         1996
      --------------------------------------------------------------------------------------------------------------------

         Service cost -- benefits attributed to service during the period..........   $     365    $     304    $     420
         Interest on accumulated postretirement benefit obligation.................       2,822        2,861        3,039
         Net amortization and deferral.............................................        (718)        (868)        (473)
                                                                                      ---------    ---------    ---------
         Net periodic postretirement benefit cost..................................   $   2,469    $   2,297    $   2,986
                                                                                      =========    =========    =========

      For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be approximately 7.87% for 1998; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998 by $3,563 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $357.

      The 1998 and 1997 weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.10% and 7.50%, respectively. The weighted-average discount rates used in determining the 1998 and 1997 net periodic postretirement benefit cost and the transition obligation were 7.5% and 8.00%, respectively.

      The Company has announced it will take action to limit future Company expense increases in retiree health care through the use of limits on the maximum amount of annual funding the Company will provide toward the average costs of retiree health coverage. These limits will be set at a maximum of 3% annual increase in average cost for years through 2005. The level of Company annual funding per retiree will be frozen at the final 2005 levels.

6.    OTHER ASSETS
      --------------------------------------------------------------------------
                                                        1998              1997
      --------------------------------------------------------------------------

      Equity in affiliates....................    $       500      $       500
      Property held for sale..................          3,551            3,856
      Intangible pension asset................          1,235            1,271
      Prepaid pension cost....................          9,366            7,360
      Other...................................          3,109            1,418
                                                  -----------      -----------
                                                  $    17,761      $    14,405
                                                  ===========      ===========

      In 1994, the Company closed its Columbiana, Alabama facility and is continuing its preparation for sale.

      During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. Due to the environmental regulations in the State of New Jersey, title to industrial real estate cannot be passed without the Department of Environmental Protection's written approval. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1998, 1997 and 1996, the Company expensed $367, $222 and $254, respectively, associated with the project.

7.    DEBT


      -------------------------------------------------------------------------------------------------------------------
                                                                                                1998               1997
      -------------------------------------------------------------------------------------------------------------------

      Credit arrangement expiring in January 1999, interest
           at 10.50% in 1998 and 10.50% in 1997..........................................    $       124      $       350

      Revolving credit arrangement expiring on October 1, 2001, interest
           at prime plus .50% and LIBOR plus 2.50% in 1998 and 1997......................         17,138           18,475

      Promissory  notes  payable in monthly  installments  with the  balance due
           October 1, 2001, interest at prime plus .75% and LIBOR plus 2.75%
            in 1998 and 1997.............................................................         17,542           15,000

      Capital lease......................................................................            112              202

      Various other debt.................................................................              -               15

      Foreign subsidiary operating lines of credit with interest
           at prime plus .50% in 1998....................................................          3,425            3,575
                                                                                             -----------      -----------
                                                                                                  38,341           37,617
      Less short-term debt and current portion of long-term debt included
           in current liabilities                                                                 24,312           25,398
                                                                                             -----------      -----------
                                                                                             $    14,029      $    12,219
                                                                                             ===========      ===========


      The prime rates used for calculating interest on September 30, 1998 and 1997, respectively, were 8.25% and 8.50%, while the LIBOR rate used on September 30, 1998 and 1997, respectively, were 5.59% and 5.66%.

      The weighted average interest rate for current debt approximates the 9.8% and 11.60% average rates calculated for total debt in 1998 and 1997.

      The existing debt agreements are collateralized by substantially all assets and contain, among other things, provisions as to the maintenance of working capital and net worth, restrictions on cash dividends, redemptions of Company stock and incurrence of indebtedness. The revolving credit arrangement provides for maximum borrowing levels based on a percentage of qualified accounts receivable and inventory. Substantially all cash is restricted under existing debt agreements. During 1998, the Company renewed its credit facility to October 1, 2001.

      Aggregate maturities on long-term debt, based upon the credit agreements for the three fiscal years subsequent to September 30, 1999, amount to $3,531 in 2000, $3,522 in 2001, and $6,976 in 2002.
      There are no maturities extending beyond 2002.

8.    LEASES

      Minimum rental commitments under noncancellable operating leases and future minimum capital lease payments, primarily machinery and equipment, in effect at September 30, 1998 were:

                                                  Operating            Capital
                                                   Leases              Leases
           1999..........................     $     2,706           $    103
           2000..........................           1,590                  9
           2001..........................             228                  0
           2002..........................             220                  0
           2003..........................             145                  0
           Later years...................               0                  0

      Operating lease rental expense was $2,503 in 1998, $3,212 in 1997, and $3,860 in 1996. Capital lease payments were $90 in 1998, $571 in 1997, and $395 in 1996.

9.    INCOME TAXES

      The domestic and foreign components of earnings (loss) before income taxes are as follows:
      --------------------------------------------------------------------------
                                      1998             1997              1996
      --------------------------------------------------------------------------

      Domestic..................  $     1,748       $       163      $     9,591
      Foreign...................       (8,288)           (9,020)         (1,549)
                                  -----------       -----------      -----------
                                  $    (6,540)      $    (8,857)     $     8,042
                                  ===========       ===========      ===========

      The provisions for income taxes are as follows:
      --------------------------------------------------------------------------
                                                1998          1997          1996
       -------------------------------------------------------------------------

      Currently payable (recoverable):
           Domestic.......................   $   333     $      380    $     464
           Foreign........................         -              -           26
                                             -------     ----------    ---------
                                                            333 380          490
      Deferred:
           Domestic.......................     (174)          (247)      (1,300)
                                             -------     ----------    ---------
                                             $  159      $     133     $   (810)
                                             ======      =========     ========

      At September 30, 1998, the Company had tax loss carryforwards of $19,300 in the United States and $16,000 in the United Kingdom. The United Kingdom carryforward period is unlimited; however, if not utilized to offset future taxable income, $4,600 of the United States loss will expire in 2005, $12,400 in 2006, $900 in 2008, $1,100 in 2009, and $300 in 2012.

      At September 30, 1998, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and 2003, $100.

      A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                            1998                      1997                       1996
                                                    Actual           %         Actual        %         Actual          %
-------------------------------------------------------------------------------------------------------------------------

      Taxes at federal statutory rate               (2,289)       (35.0)   $  (3,100)     (35.0)     $   2,815       35.0
      Valuation reserve adjustment                    (174)        (2.7)        (247)      (2.8)        (1,300)     (16.2)
      Losses with current benefit                   (1,023)       (15.6)           -          -         (3,108)     (38.7)
      Foreign                                            -            -            -          -             26         .3
      Losses with no current benefit                 3,346         51.1        3,191       36.0            523        6.6
      State taxes                                      299          4.6          289        3.3            234        2.9
                                                 ---------      -------    ---------     ------      ---------     ------
                                                 $     159          2.4    $     133        1.5      $    (810)     (10.1)
                                                 =========      =======    =========     ======      =========     ======



      The net deferred tax asset included the following components:


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1998                      1997
-------------------------------------------------------------------------------------------------------------------------
      Deferred tax assets
           Accrued postretirement benefits........................................           20,903           $    20,772
           Net operating loss carryforwards.......................................           13,422                12,370
           Tax credit carryforwards...............................................            1,392                 1,395
           Environmental reserves.................................................            3,146                 3,463
           Fixed assets...........................................................            1,204                   896
           Inventory reserves.....................................................            1,455                 1,219
           Reserve against property held for sale.................................            4,539                 4,354
           Other..................................................................            7,864                 4,120
                                                                                        -----------           -----------
                                                                                             53,925                48,589
      Valuation allowance.........................................................          (47,583)              (43,086)
                                                                                        -----------           -----------
                                                                                              6,342                 5,503

      Deferred tax liabilities - pension..........................................           (4,621)               (3,956)
                                                                                        -----------           -----------

      Net deferred tax asset......................................................      $     1,721           $     1,547
                                                                                        ===========           ===========

      During the year, the Company recognized an increase in net deferred tax assets over liabilities of $4,671. However, the Company increased the offsetting valuation allowance by only $4,497. This resulted in a deferred income tax benefit and a net increase to the deferred tax assets during the year of $174.

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $1,721 of deferred tax assets will be realized. The remaining valuation of $47,583 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. This valuation adjustment will be reviewed on a regular basis and adjustments made as appropriate.

      There are no undistributed earnings of foreign subsidiaries.

10.  RESTRUCTURING

      The 1998 restructuring cost of $8,067 includes $367 associated with the Clifton, New Jersey property. The 1997 restructuring cost of $10,072 includes $9,850 relating to the Kidderminster restructuring and $222 associated with the Clifton, New Jersey property. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property.

      During 1998, the Company recorded a charge of $6,220 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. The Guelph facility employed 93 people during 1998. The charge includes 1999 cash outlays of approximately $3,400 primarily for employee termination costs. The Company will also incur $1,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. These costs are not included in the 1998 charge in accordance with current generally accepted accounting principles. The Company further provided $1,480 to reduce support staff in North America by 40 employees and exit certain non-air bag related wire cloth product lines.

      During 1997, the Company recorded a charge of $9,850 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. The reductions saved approximately $3,000 in annual salaries. The restructuring also provided for the discontinuing of Kidderminster's manufacture and sales of COPPERPLY wire and certain non-value added weld wire product lines in the United Kingdom. Annual Kidderminster sales were reduced from approximately $35,500 to approximately $27,500 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of inventory and fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $9,850 restructuring charge were $1,335. Cash outlays during 1998 were approximately $1,825. Cash outlays expected during 1999 are approximately $925.

11.  OTHER INCOME (EXPENSE), NET


-----------------------------------------------------------------------------------------------------------------------
                                                               1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------------

      Joint venture.......................................     $         -           $        50           $       200
      Rent................................................             257                   258                   164
      Other...............................................             533                  (274)                3,645
                                                               -----------           -----------           -----------
                                                               $       790           $        34           $     4,009
                                                               ===========           ===========           ===========

      In 1998, the $533 other is primarily the gain on disposition of idle assets and foreign exchange gains. Included in the $3,645 other in 1996 is approximately $3,500 from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946.

12.   LITIGATION

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

13.   COMMON STOCK

      During 1997, the Stock Option Plan for Nonemployee Directors (the "Directors' Plan") was approved. The Directors' Plan grants options to purchase 2,000 shares of Common Stock on the first business day after the date of each Annual Meeting of Shareholders to each nonemployee director then a member of the Board of Directors. In 1997, 12,000 options were granted at an exercise price of $8.50. In 1998, 14,000 options were granted at an exercise price of $5.8125.

      During 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Governance Committee of the Board of Directors, which consists of four members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares are the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1998, an additional 450,000 shares were made available for future grants under the 1993 Plan. During 1998 and 1997, 42,000 and 43,000 options, respectively, were granted to key management employees. The exercise price is $5.75 for all options granted in 1998 and $7.00 for those granted in 1997.

      All stock options outstanding at September 30, 1998 are currently exercisable.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income
      (loss) available to common shareholders and net income (loss) per common share would have been the pro forma amounts indicated below:


-------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,
                                                                                      -------------
                                                                         1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------

      Net income (loss)
         As reported.....................................................  $   (6,699)       $   (8,990)      $     8,852
         Pro forma.......................................................  $   (6,789)       $   (9,137)      $     8,833
      Income (loss) per share
         As reported.....................................................  $    (1.27)       $    (1.71)      $      1.65
         Pro forma.......................................................  $    (1.28)       $    (1.74)      $      1.65


      For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997, and 1996: dividend yield of 0%; expected volatility of 30%; risk free interest rates ranging from 5.63% to 6.62%; and expected lives ranging from 4.6 years to 4.7 years.

      The status of the stock option plans which provide for the purchase of the Company's common stock is summarized as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                       Options                                   Weighted Average
                                                   Outstanding and       Weighted Average          Fair Value of
                                                     Exercisable          Exercise Price          Options Granted
-----------------------------------------------------------------------------------------------------------------------

      Balance, September 30, 1995....................         378,437             $      9.02

      Transactions during 1996:
         Options granted.............................           5,000                   10.38
         Options expired.............................         (10,937)                   9.50
         Options cancelled...........................         (15,000)                   8.63
         Options exercised...........................          (7,000)                   8.63
                                                          -----------             -----------
                                                              350,500             $      9.05             $      3.70
      Transactions during 1997:
         Options granted                                       55,000                    7.33
         Options cancelled                                     (2,250)                  10.63
                                                          -----------             -----------
                                                              403,250             $      8.80             $      2.67
      Transactions during 1998:
         Options granted                                       56,000                    5.77
         Options cancelled                                    (10,000)                   7.76
                                                          -----------             -----------

      Balance, September 30, 1998                             449,250             $      8.44             $      2.06
                                                          ===========             ===========

      The following table summarizes information about stock options outstanding at September 30, 1998:


--------------------------------------------------------------------------------------------------------------
                                                                     Options Outstanding and Exercisable
                                                                     -----------------------------------
                                                                     Weighted-                 Weighted-
                                                                      Average                   Average
                                                Number               Remaining                 Exercise
Range of Exercise Prices                       of Shares         Contractual Life                Price
--------------------------------------------------------------------------------------------------------------

         $10.375 - 10.625....................    72,500            6.56 years                   $ 10.61
         $  7.00   -   8.625.................   323,750            5.30 years                   $  8.41
         $  5.75   -   5.8125................    53,000            9.21 years                   $  5.77


      A Restricted Stock Award Program ("Plan") was established in 1989. The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1998, certain employees held 22,550 shares of restricted common stock of the Company. Awards for 17,000 and 4,500 of these shares were granted in 1998 and 1997, respectively. During 1998, 4,375 shares were vested or forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

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

      Intersegment sales are billed at approximate market prices and are eliminated in consolidation. Sales to unaffiliated customers which individually totaled 10% or more of consolidated sales include sales to three customers in 1998 of $32,661, $22,423, and $18,092; sales to three customers in 1997 of $38,188, $29,111, and $26,769; and sales to three customers in 1996 of $45,367, $29,774, and $26,555. Sales to an affiliated joint venture were $3,130, $1,020, and $1,536 in 1998, 1997, and 1996, respectively.

      Accounts receivables from unaffiliated customers which totaled 10% or more of the consolidated receivables include receivables from three customers at September 30, 1998 of $3,363, $1,036, and $898; and receivables from three customers at September 30, 1997 of $2,714, $2,150, and $872.

      Operating  profit is total  sales  less  operating  expenses  and does not include general corporate expenses, interest, equity in income of affiliate, loss on sale of subsidiary, and income taxes. General corporate expense includes certain nonrecurring costs. Included in 1998, 1997, and 1996, respectively, are approximately $8,067, $10,072, and $254 of costs associated with divestitures and restructuring.

      Included in the divestiture and restructuring costs in 1998, 1997 and 1996 are $367, $222 and $254, respectively, for costs associated with the Athenia Steel property project in Clifton, New Jersey. The information reported for geographic areas necessarily includes allocations of shared expenses and the cost of assets. Assets not identified to geographic areas are principally cash and investments.


-----------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended September 30
                                                                            -----------------------
                                                               1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------------

      GEOGRAPHIC AREAS
      NET SALES
      United States.......................................     $   178,765           $   195,643           $   194,175
      Foreign.............................................          47,145                53,473                55,111
      Eliminations (1)....................................            (415)               (1,353)                 (732)
                                                               -----------           -----------           -----------
                                                               $   225,495           $   247,763           $   248,554
                                                               ===========           ===========           ===========
      OPERATING PROFIT (LOSS)
      United States.......................................     $    12,805           $    13,496           $    15,787
      Foreign.............................................          (8,464)               (9,451)               (1,046)
                                                               -----------           -----------           -----------
         Segment Operating Profit.........................           4,341                 4,045                14,741
      General Corporate Expense...........................          (7,920)               (8,742)               (5,870)
                                                               -----------           -----------           -----------
                                                               $    (3,579)          $    (4,697)          $     8,871
                                                               ===========           ===========           ===========
      TOTAL ASSETS
      United States.......................................     $    70,826           $    73,256           $    70,527
      Foreign.............................................          18,786                18,614                22,999
      Corporate...........................................          25,466                21,315                21,162
                                                               -----------           -----------           -----------
                                                               $   115,078           $   113,185           $   114,688
                                                               ===========           ===========           ===========

      (1) Represents primarily sales of foreign wire to the United States.


      The net assets of foreign subsidiaries included in the consolidated figures at appropriate rates of exchange are as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                                                        1998                  1997
-----------------------------------------------------------------------------------------------------------------------

      Net current assets........................................................     $    (7,332)          $       483
      Plant, equipment and other assets, net of long-term debt, deferred
           taxes, and other long-term liabilities...............................           3,064                 1,175
                                                                                     -----------           -----------
                                                                                     $    (4,268)          $     1,658
                                                                                     ------------          ===========

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                   First               Second              Third              Fourth
                                                   Quarter            Quarter             Quarter             Quarter
-----------------------------------------------------------------------------------------------------------------------

      SEPTEMBER 30, 1998
      Net sales.............................       $    56,941         $    57,959        $    55,695         $    54,900
      Gross profit..........................             6,453               6,968              7,636               7,461
      Earnings:
          Net...............................               206                  127               199             (7,231)
          Per share.........................               .04                  .02               .04              (1.35)
      Common stock:
          Market price:
              High..........................            8-1/16               6-7/8             6-1/8                5
              Low...........................            5-1/8                5-5/16            4-13/16              3-1/16

      SEPTEMBER 30, 1997
      Net sales.............................       $    59,874         $    63,127        $    64,701         $    60,061
      Gross profit..........................             7,023               6,424              7,008               7,429
      Earnings:
          Net...............................               737             (10,687)               264                 696
          Per share.........................               .14               (2.03)               .05                 .13
      Common stock:
          Market price:
              High..........................             9-1/4               9-5/8              8-1/8              8-1/4
              Low...........................             6-1/2               7-3/8              6-1/4              5-7/16




Common stock market prices are as reported in The Wall Street Journal. Common stock is traded on the New York Stock Exchange.

At September 30, 1998, there were 1,692 shareholders.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG Peat Marwick LLP



Chicago, Illinois
November 9, 1998

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended September 30, 1998, 1997 and 1996


-----------------------------------------------------------------------------------------------------------------------
                                                                           1998             1997              1996
-----------------------------------------------------------------------------------------------------------------------

      (In thousands)


      Allowance for Doubtful Accounts:
        Balance at Beginning of Period.....................................     $    382       $     380      $     398
           Additions Charged to Costs and Expenses.........................          180              11             41
           Recoveries of Accounts Previously Written Off...................            -               1              -
           Deductions (Uncollectible Accounts Written Off).................           (2)            (10)           (59)
                                                                                ---------      ---------      ---------
      BALANCE AT END OF PERIOD.............................................     $    560       $     382      $     380
                                                                                ========       =========      =========

                            NATIONAL-STANDARD COMPANY

                                INDEX TO EXHIBITS

EXHIBIT
(3)(i) Articles of Incorporation (incorporated by reference to Exhibit (3)(i) to Registrant's Annual Report on Form 10-K for 1994, filed December 14,
         1994).
(3)(ii) By-Laws (incorporated by reference to Exhibit (3)(ii) to Registrant's Annual Report on Form 10-K for 1994, filed December 14, 1994).
(10)     Material Contracts.
         (a)    Management Contracts and Remunerative Plans.
         (i) National-Standard Company Restricted Stock Award Plan (incorporated by reference to Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1989 filed January 30, 1989).
         (ii) National-Standard Company Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(a)(ii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).
         (iii) National-Standard Spouse's Benefit Plan for Salaried Employees (incorporated by reference to Exhibit (10)(a)(iii) to Registrant's Annual Report on Form 10-K for 1991, filed January 31, 1992).
         (iv) Form of Amended and Restated Supplemental Compensation Agreements (incorporated by reference to Exhibit (10)(a)(iv) to Registrant's Annual Report on Form 10-K for 1997, filed December 12, 1997).
         (v)    Deferred Compensation Plan (incorporated by reference to Exhibit
                (10)(ii) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1996 filed February 8, 1996).
         (vi) National-Standard Stock Option Plan (incorporated by reference to Exhibit A to Registrant's annual Proxy Statement relating to the Annual Meeting of Shareholders held May 19, 1993, filed April 15, 1993).
         (vii) National-Standard Company Targeted Retirement Benefit Plan (incorporated by reference to Exhibit (10)(i) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1996 filed February 8, 1996).
         (viii) National-Standard Company Directors' Deferred Fee Plan (incorporated by reference to Exhibit (10)(a)(viii) to Registrant's Annual Report on Form 10-K for 1996 filed December 12, 1996).
         (ix) National-Standard Company Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit (10)(i) to registrant's Quarterly Report on Form 10-Q for the first quarter of 1997 filed February 10, 1997).
         (x) National-Standard Company Bonus Plan (incorporated by reference to Exhibit (10)(i) to Registrant's Quarterly Report on Form 10-Q for the first quarter of 1998 filed February 12, 1998).
         (b)    Foothill Debt Agreements
         (i) Amended and Restated Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of September 17, 1997 (incorporated by reference to Exhibit
                (10)(b) to Registrant's Annual Report on Form 10-K for 1997, filed December 12, 1997).
         (ii) Amendment Number Two to Amended and Restated Loan and Security Agreement.
(21)     Subsidiaries of National-Standard Company.
(23)     Consent of KPMG Peat Marwick LLP.
(24)     Powers of Attorney.
(27)     Financial Data Schedule.