Form 10-Q
period 1999-01-03
NATIONAL STANDARD CO
filed 1999-02-17
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                      January 3, 1999
                     -----------------------------------------------------------

Commission file number                                        1-3940
                       ---------------------------------------------------------

                           National-Standard Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Indiana                                  38-1493458
--------------------------------------------------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

 1618 Terminal Road, Niles, Michigan                  49120
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                                 (616) 683-8100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class            Shares Outstanding at February 15, 1999
          -------------------            ---------------------------------------
     Common Stock, $ .01 par value                        5,728,759

Part I.  FINANCIAL INFORMATION

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)


                                                    Three Months Ended
                                                January 3,      December 28,
                                                   1999             1997
                                                   ----             ----

Net Sales                                     $     52,574      $     56,941

Cost of sales                                       46,160            50,488
                                               -----------       -----------
  Gross profit                                       6,414             6,453

Selling and administrative expenses                  4,910             5,528
                                               -----------       -----------
  Operating profit                                   1,504               925

Interest expense                                    (1,009)           (1,004)

Other income                                            17               359
                                               -----------       -----------
  Income before income taxes                           512               280

Income taxes                                             0                74
                                               -----------       -----------
  Net income                                  $        512      $        206
                                               ===========       ===========


Basic earnings per share                      $        .09      $        .04

Diluted earnings per share                    $        .09      $        .04

Dividends per share                           $       0.00      $       0.00

Average shares outstanding                       5,485,099         5,228,644







See accompanying notes to consolidated financial statements.

                   National-Standard Company and Subsidiaries
           Consolidated Statements of Comprehensive Income (Unaudited)
           -----------------------------------------------------------
                                     ($000)


                                                         Three Months Ended
                                                    January 3,      December 28,
                                                       1999             1997
                                                       ----             ----

Net income                                         $      512        $     206
                                                    ---------         --------

Other comprehensive income (loss):
   Foreign currency translation adjustments                93             (213)
                                                    ---------         --------

   Other comprehensive income (loss)                       93             (213)
                                                    ---------         --------

Comprehensive income (loss)                        $      605        $      (7)
                                                    =========         ========





See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ($000)

Assets                                                                   January 3, 1999                September 30, 1998
------                                                                   ---------------                ------------------
                                                                           (Unaudited)
Current assets:
   Cash                                                                         $        342                     $        251
   Receivables, net                                                                   22,504                           24,272
   Inventories:
      Raw material                                               $      9,867                     $     10,054
      Work-in-process                                                   7,364                            6,772
      Finished goods                                                    1,063         18,294             1,140         17,966
                                                                  -----------                      -----------
   Prepaid expenses                                                                    2,649                            2,347
   Deferred tax asset                                                                  1,833                            1,721
                                                                                 -----------                      -----------
      Total current assets                                                      $     45,622                     $     46,557

   Property, plant and equipment                                 $    174,707                     $    172,987
      Less accumulated depreciation                                   125,005         49,702           122,227         50,760
                                                                  -----------                      -----------
   Other assets                                                                       17,093                           17,761
                                                                                 -----------                      -----------
                                                                                $    112,417                     $    115,078
                                                                                 ===========                      ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $     24,716                     $     28,097
   Employee compensation and benefits                                                  1,980                            2,993
   Accrued pension                                                                     1,062                            1,062
   Other accrued expenses                                                             14,506                           15,491
   Current accrued postretirement benefit cost                                         2,400                            2,400
   Notes payable to banks and current portion of
      long-term debt                                                                  26,778                           24,312
                                                                                 -----------                      -----------
      Total current liabilities                                                 $     71,442                     $     74,355

Long-term debt                                                                        13,113                           14,029
Other long-term liabilities                                                            9,138                            9,286
Accrued postretirement benefit cost                                                   49,859                           49,859
Stockholders' equity:
   Common stock -- $ .01 par value.  Authorized
   25,000,000 shares; issued 5,725,740 and 5,470,740
   shares, respectively                                          $     28,137                     $     27,441
   Retained deficit                                                   (52,174)                         (52,686)
                                                                  -----------                      -----------
                                                                 $    (24,037)                    $    (25,245)

Less:     Unamortized value of restricted stock                            91                              128
          Treasury stock, at cost, 6,981 and 2,669
             shares, respectively                                          42                               20
          Other comprehensive income:
            Foreign currency translation adjustments                      839                              932
            Excess of additional pension liability over
               unrecognized prior service cost                          6,126        (31,135)            6,126        (32,451)
                                                                  -----------    -----------       -----------        -------
                                                                                $    112,417                     $    115,078
                                                                                 ===========                      ===========

See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                     ($000)


                                                                                               Three Months Ended
                                                                                          January 3,         December 28,
                                                                                             1999                1997
                                                                                             ----                ----

Net cash provided by operating activities                                                $      (297)        $      981

Investing Activities:
   Capital expenditures                                                                       (1,245)            (3,039)
                                                                                          ----------          ---------
        Net cash used for investing activities                                                (1,245)            (3,039)
                                                                                          ----------          ---------

Financing Activities:
   Net borrowings under revolving credit agreements                                            2,640              2,970
   Principal payments under term loans                                                        (1,003)              (827)
   Other                                                                                          (4)               (40)
                                                                                          ----------          ---------
      Net cash provided by financing activities                                                1,633              2,103
                                                                                          ----------          ---------

Net increase in cash                                                                              91                 45

Beginning cash                                                                                   251                729
                                                                                          ----------          ---------

Ending cash                                                                              $       342         $      774
                                                                                          ==========          =========


Supplemental Disclosures:
   Interest paid                                                                         $       793         $    1,032
                                                                                          ==========          =========

   Income taxes paid                                                                     $         2         $      -0-
                                                                                          ==========          =========






See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1998 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

2. The results of operations for the three-month period ended January 3, 1999 are not necessarily indicative of the results to be expected for the full year.

3. On October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of Fiscal 1999 decreased 8% over the same period last year. Gross margin percentages were 12.2% for the current three-month period compared to 11.3% for the same period last year.

The sales decline was primarily in the weld wire and rubber reinforcement products. Weld wire sales were down 11% from the first quarter last year due to the slowdown in the Asian economy and the depressed agricultural equipment market. The rubber reinforcement products sales declined 4% over last year primarily due to lower selling prices. In addition to the sales decline in North America, the Company's Kidderminster operation also reported a 17% reduction in sales over the same period last year due to both the Asian economy and depressed agricultural equipment market.

Net income for the quarter was $ .5 million or 9 cents per share versus $ .2 million or 4 cents per share last year. The $ .3 million increase in income over last year reflects the net positive impact of the 1998 restructuring in U.S. operations, partially offset by worse results for the wire operations in Guelph, Canada, and Kidderminster, United Kingdom. Operations at Guelph terminated in the first quarter.

The Company recorded a charge in the fourth quarter of Fiscal 1998 of $7.7 million to consolidate its North American wire manufacturing by closing its Guelph, Ontario facility and relocating certain equipment to its Stillwater, Oklahoma and Niles, Michigan facilities, consolidation of wire cloth manufacturing and reduction in salaried employment levels. The Company announced that it would incur approximately $1.0 million of cost to relocate equipment in 1999. For the first three months of 1999, the Company incurred expenses of approximately $ .3 million related to equipment moves and expects to incur the remaining $ .7 million in the second quarter.

The restructuring announced in 1998 is progressing on plan. The Canadian facility ceased production in December, and equipment to be relocated is being moved. The reductions in administrative support personnel were essentially completed in the first quarter. A definitive agreement has been signed for the sale of the Kidderminster wire operations with a closing scheduled for February 1999. The sale of non-air bag related wire cloth product lines previously manufactured in Corbin, Kentucky was finalized in December 1998 and January 1999, with the proceeds used to reduce debt.

For the quarter, the Guelph operation incurred losses from operations of approximately $ .5 million, compared to losses of $ .3 million in 1998, while the wire manufacturing facility in Kidderminster, United Kingdom incurred losses of approximately $ .8 million, compared to income of $ .2 million in 1998. Excluding the losses from international operations and the $ .3 million expense for equipment moves, the net income for the Company's remaining operations would be $2.1 million for the quarter, compared to $ .4 million for the same period last year.

Interest expense of $1.0 million in the current three-month period was the same as the three-month period last year.

Other income in the first quarter last year of $359 is primarily the gain on disposition of idle assets and foreign exchange gains.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards, as well as a decrease in the net deferred tax asset valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total borrowings increased $1.6 million during the quarter, due primarily to fund working capital requirements.

The Company's credit facility provides for up to $55.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. During 1998, the Company renewed its credit facility originally entered into in 1994 to October 1, 2001. The loans are fully secured by the Company's assets.

The Company believes adequate funding is in place to fund future growth and meet the market demand for our products.

In late December of 1998, the Company contributed 255,000 shares of National-Standard common stock to the National-Standard Pension Master Trust. The action brings the total shares outstanding to 5,718,759. The Pension Master Trust holds 1,963,175 shares of National-Standard common stock, 34% of the total shares outstanding.

YEAR 2000
---------

The Company has undertaken a Year 2000 program to assess and then to resolve any issues relating to this matter. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $1.2 million and will consist of the utilization of internal and external resources. Spending to date totals approximately $ .3 million. Costs relating to Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

The Company is in the process of determining the risk it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. To date, the Company has identified all applications and hardware with potential issues, performed an assessment to determine the appropriate action plans to remediate any problems, and started the process of implementing these plans and testing the modifications as they are completed. The Company is also assessing potential third-party risk. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency plans should be completed in the first calendar quarter of 1999, while all remediation projects are expected to be completed by the end of the third calendar quarter of 1999.

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
--------------------------------------------------------------------------------
1995
----

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to funding of future growth and Year 2000 impact, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  (27)   Financial Data Schedule

            (b) There were no reports on Form 8-K filed during the three months ended January 3, 1999.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL-STANDARD COMPANY
                                           -------------------------------------
                                           Registrant



Date       February 17, 1999               /s/ M. B. Savitske
     ------------------------------        -------------------------------------
                                           M. B. Savitske
                                           President and Chief Executive Officer


Date       February 17, 1999               /s/ W. D. Grafer
     ------------------------------        -------------------------------------
                                           W. D. Grafer
                                           Vice President, Finance