Form 10-Q
period 1999-04-01
NATIONAL STANDARD CO
filed 1999-05-14
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q



For the period ended               April 4, 1999
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
                                                             [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                  Shares Outstanding at May 10, 1999
         -------------------                  ----------------------------------
     Common Stock, $ .01 par value                        5,728,801

Part I.  FINANCIAL INFORMATION
------------------------------

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)



                                                                    Three Months Ended                    Six Months Ended
                                                              -------------------------------      -------------------------------

                                                                April 4,         March 29,           April 4,         March 29,
                                                                  1999              1998               1999              1998
                                                                  ----              ----               ----              ----



Net Sales                                                   $       50,049    $       57,959     $      102,623    $      114,900


Cost of sales                                                       43,092            50,991             89,252           101,479
                                                             -------------    --------------     --------------    --------------

  Gross profit                                                       6,957             6,968             13,371            13,421


Selling and administrative expenses                                  3,907             6,014              8,817            11,542
                                                             -------------    --------------     --------------    --------------
  Operating profit                                                   3,050               954              4,554             1,879


Interest expense                                                     (933)             (974)            (1,942)           (1,978)


Other income (expense), net                                          (136)               122              (119)               481
                                                             -------------    --------------     --------------    --------------
  Income before income taxes                                         1,981               102              2,493               382


Income taxes                                                          (71)              (25)               (71)                49
                                                             -------------    --------------     --------------    --------------


  Net income                                                $        2,052    $          127     $        2,564    $          333
                                                            ==============    ==============     ==============    ==============



Basic earnings per share                                    $         0.36    $         0.02     $         0.46    $         0.06


Diluted earnings per share                                  $         0.35    $         0.02     $         0.45    $         0.06


Dividends per share                                         $         0.00    $         0.00     $         0.00    $         0.00


Basic average shares outstanding                                 5,727,537         5,233,542          5,604,986         5,231,066


Diluted average shares outstanding                               5,791,447         5,233,542          5,646,267         5,231,066

See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------
                                     ($000)




                                                                    THREE MONTHS ENDED                    Six Months Ended
                                                                APRIL 4,         March 29,           April 4,         March 29,
                                                                  1999              1998               1999              1998
                                                                  ----              ----               ----              ----



Net Income                                                  $        2,052  $            127     $        2,564    $          333
                                                            --------------  ----------------     --------------    --------------


Other comprehensive income (loss):

  Foreign currency translation adjustments                             915              (42)              1,008             (255)
                                                            --------------  ----------------     --------------    --------------



  Other comprehensive income (loss)                                    915              (42)              1,008             (255)
                                                            --------------  ----------------     --------------    --------------



Comprehensive income                                        $        2,967  $             85     $        3,572    $           78
                                                            ==============  ================     ==============    ==============







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ($000)

Assets                                                                  April 4, 1999                    September 30, 1998
------                                                                  -------------                    ------------------
                                                                         (Unaudited)
Current assets:
  Cash                                                                         $         2,495                     $          251
  Receivables, net                                                                      19,691                             24,272
  Inventories:
    Raw material                                              $        7,176                     $       10,054
    Work-in process                                                    4,829                              6,772
    Finished goods                                                       265            12,270            1,140            17,966
  Prepaid expenses                                                                       2,142                              2,347
  Deferred tax asset                                                                     2,077                              1,721
    Total current assets                                                       $        38,675                     $       46,557

  Property, plant and equipment                               $      138,779                     $      172,987
    Less accumulated depreciation                                     93,491            45,288          122,227            50,760
  Other assets                                                                          18,324                             17,761
                                                                               $       102,287                     $      115,078
Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable                                                             $        21,220                     $       28,097
  Employee compensation and benefits                                                     1,115                              2,993
  Accrued pension                                                                        1,062                              1,062
  Other accrued expenses                                                                 8,623                             15,491
  Current accrued postretirement benefit cost                                            2,400                              2,400
  Notes payable to banks and current portion of
    long-term debt                                                                      21,140                             24,312
    Total current liabilities                                                  $        55,560                     $       74,355

Long-term debt                                                                          12,224                             14,029
Other long-term liabilities                                                             12,772                              9,286
Accrued postretirement benefit cost                                                     49,859                             49,859

Stockholders' equity
  Common stock - $ .01 par value.  Authorized
  25,000,000 shares; issued 5,735,740 and
  5,470,740 shares, respectively                              $       28,172                     $       27,441
  Retained deficit                                                  (50,122)                           (52,686)
                                                              $     (21,950)                     $     (25,245)

Less:  Unamortized value of restricted stock                              81                                128
           Treasury stock, at cost, 6,981 and 2,669
             shares, respectively                                         47                                 20
           Other comprehensive income:
             Foreign currency translation adjustments                   (76)                                932
             Excess of additional pension liability over
               unrecognized prior service cost                         6,126          (28,128)            6,126          (32,451)
                                                             ---------------   ---------------   --------------    -------------
                                                                               $       102,287                     $      115,078
                                                                               ===============                     ==============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                     ($000)



                                                                                                        Six Months Ended

                                                                                                 April 4,             March 29,
                                                                                                   1999                  1998
                                                                                                   ----                  ----



 Net cash provided by operating activities                                                   $        4,155        $        7,877



Investing Activities:

  Capital expenditures                                                                              (2,539)               (5,774)

  Proceeds from sale of equipment                                                                     2,335                     0

  Proceeds from sale of United Kingdom subsidiary                                                     3,244                     0
                                                                                                -----------           -----------

    Net cash used for investing activities                                                            3,040               (5,774)
                                                                                                -----------           -----------



Financing Activities:

  Net borrowings (payments) under revolving credit agreements                                       (2,946)                 2,095

  Principal payments under term loans                                                               (2,031)               (1,662)

  Other                                                                                                  26                  (26)
                                                                                                -----------           -----------

    Net cash used for financing activities                                                          (4,951)                   407



Net increase in cash                                                                                  2,244                 2,510



Beginning cash                                                                                          251                   729
                                                                                                -----------           -----------



Ending cash                                                                                  $        2,495        $        3,239
                                                                                                ===========           ===========



Supplemental Disclosures:
  Interest paid                                                                              $        1,684        $        1,983
                                                                                                ===========           ===========



  Income taxes paid                                                                          $            7        $            6
                                                                                                ===========           ===========







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

2. The results of operations for the six-month period ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------
Net sales for the second quarter of 1999 decreased 13.6% over the same period last year, while net sales for the six months ended March 1999 decreased 10.7% over the same period last year. Gross margin percentages were 13.9% and 13.0%, respectively, for the current three- and six-month periods compared to 12.0% and 11.7%, respectively, for the same periods last year.

Sales for the second quarter of fiscal year 1999 were $50.0 million, compared to $58.0 million for the same period last year, while sales for the six-month period ended April 4, 1999 were $102.6 million compared to $114.9 million in the first half of fiscal 1998. Sales in the current three- and six-month periods include lower sales from the Kidderminster, United Kingdom facility of 39.6% and 28.1%, respectively, from the prior year due to the sale of the Kidderminster wire operation.

As reported in March, 100% of the wire operation at Kidderminster in the United Kingdom was sold on March 12, 1999. The second quarter results include both the quarter's operating loss up to the sale date of $.4 million from the United Kingdom and a $.6 million gain on the transaction, a net positive impact in the quarter of $.2 million compared to Kidderminster's last year's second quarter net loss of $.2 million.

Domestically, sales of air bag inflator filtration products for the three- and six-month periods decreased approximately 10.8% and 6.8%, respectively, over the same periods last year due to lower sales of certain low margin wire cloth for automotive air bag filtration applications. Weld wire sales were down 4.6% and 7.7% for the current three- and six-month periods from last year, as sales from these operations were adversely affected by the slowdown in the Asian economy and the depressed agricultural equipment market. Rubber reinforcement products experienced a 4.3% and 3.9% decrease for the same time period due primarily to lower selling prices.

Net income for the second quarter of fiscal year 1999 was $2.1 million or 35 cents per diluted share versus a net income of $.1 million or 2 cents per diluted share for the same period last year. The $2.0 million increase in income over last year is due to the net positive impact of the 1998 restructuring in U.S. operations, the closure of the Guelph, Ontario operation, and the sale of the Kidderminster, United Kingdom plant. The Company's remaining operations include seven facilities in the U.S. and one facility in the United Kingdom.

During the second quarter, four restructuring activities were completed. The Kidderminster wire operation was sold; the Guelph, Ontario plant was closed and useful production capacity relocated to the Stillwater, Oklahoma and Niles, Michigan plants; the weaving operation at the Corbin, Kentucky plant was sold and relocated; and the administrative expense reductions were fully implemented. The Company incurred $.7 million of expense in the quarter in relocating equipment from Guelph. Excluding England's $.2 million net gain and the non-recurring $.7 million of equipment relocation costs, the net earnings for the quarter from the remaining businesses were $2.6 million compared to a $.3 million result without Kidderminster in the year earlier period.

For the first six months of 1999, net income was $2.6 million or 45 cents per diluted share versus $.3 million, or 6 cents per diluted share in the same period last year. The net income reported in the first half of the fiscal year includes a net loss of $.6 million from the Kidderminster operation which consists of a $1.2 million loss from operations offset by the $.6 million gain from the sale of the unit. During the comparable period last year, the Kidderminster operation was breakeven. In addition, the Company incurred $1.0 million of expense in the first six months of the fiscal year for the relocation of the Guelph plant's wire manufacturing capacity. Without the Kidderminster net loss of $.6 million and the $1.0 of the nonrecurring cost for moving equipment, the Company would have recorded $4.2 million of net income in the current six-month period, compared to $.3 million in the comparable period last year.

Interest expense of $ .9 million and $1.9 million, respectively, in the current three- and six-month periods decreased 4.2% and 1.8%, respectively, over the same periods last year, due to lower levels of borrowing.

Other income of $122 and $481 for the three- and six-month periods last year is primarily the gain on disposition of idle assets and foreign exchange gains.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards, as well as a decrease in the net deferred tax asset valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total borrowings decreased $5.0 million during the six-month period, due primarily to the proceeds received for the sale of the Kidderminster, United Kingdom operation and the weaving operation in Corbin, Kentucky.

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

In late December of 1998, the Company contributed 255,000 shares of National-Standard common stock to the National-Standard Pension Master Trust. The total shares outstanding on April 4, 1999 were 5,728,759. The Pension Master Trust holds 1,963,175 shares of National-Standard common stock, 34% of the total shares outstanding.

YEAR 2000
---------

The Company has undertaken a Year 2000 program to assess and then to resolve any issues relating to this matter. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $1.2 million and will consist of the utilization of internal and external resources. Spending to date totals approximately $ .5 million. Costs relating to Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. However, there can be no guarantee that actual results will not differ from these estimates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no material changes in the Company's market risk during the three-month period ended April 4, 1999. For additional information, refer to
Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to funding of future growth, ability to meet market demand, and Year 2000 impact, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 4.  Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Registrant was on January 28, 1999.

            (b)   Not applicable.

            (c) Set forth below is the tabulation of the votes on each nominee for election as a director to serve until the annual meeting in 2002.


                                                                 WITHHOLD
                         NAME                      FOR          AUTHORITY

                 Ronald B. Kalich               4,626,095         586,626

                 Ernest J. Nagy                 4,527,305         685,416

                 Donald R. Sheley, Jr.          4,632,905         579,816

            (d) Not applicable.

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  (27)   Financial Data Schedule

            (b) There were no reports on form 8-K filed during the three months ended April 4, 1999.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL-STANDARD COMPANY
                                           -------------------------------------
                                           Registrant


Date       May 14, 1999                    /s/ M. B. Savitske
     --------------------------            -------------------------------------
                                           M. B. Savitske
                                           President and Chief Executive Officer


Date       May 14, 1999                     /s/ W. D. Grafer
     --------------------------             ------------------------------------
                                            W. D. Grafer
                                            Vice President, Finance