Form 10-Q
period 1999-07-04
NATIONAL STANDARD CO
filed 1999-08-13
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q



For the period ended                    July 4, 1999
                           -----------------------------------------------------

Commission file number                     1-3940
                           -----------------------------------------------------

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
                                                               [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class               Shares Outstanding at August 9, 1999
        -------------------               ------------------------------------
   Common Stock, $ .01 par value                        5,728,801

Part I.  FINANCIAL INFORMATION
         ---------------------


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)



                                                          Three Months Ended                   Nine Months Ended
                                                      July 4,           June 28,           July 4,           June 28,
                                                        1999              1998               1999              1998
                                                      -------           -------            -------           -------


Net Sales                                         $       41,632    $       55,695     $      144,255    $      170,595


Cost of sales                                             35,989            48,059            125,241           149,538
                                                  --------------    --------------     --------------    --------------
  Gross profit                                             5,643             7,636             19,014            21,057


Selling and administrative expenses                        2,627             6,539             11,444            18,081
                                                  --------------    --------------     --------------    --------------

  Operating profit                                         3,016             1,097              7,570             2,976


Interest expense                                           (744)             (971)            (2,686)           (2,949)


Other income (expense), net                                 (18)                74              (137)               555
                                                  --------------    --------------     --------------    --------------

  Income before income taxes                               2,254               200              4,747               582


Income taxes                                               (106)                 1              (177)                50
                                                  --------------    --------------     --------------    --------------



  Net income                                      $        2,360    $          199     $        4,924    $          532
                                                  ==============    ==============     ==============    ==============



Basic earnings per share                          $         0.41    $         0.04     $         0.87    $         0.10


Diluted earnings per share                        $         0.40    $         0.04     $         0.86    $         0.10


Dividends per share                               $         0.00    $         0.00     $         0.00    $         0.00


Basic average shares outstanding                       5,728,801         5,235,395          5,646,258         5,232,509

Diluted average shares outstanding                     5,883,415         5,235,395          5,734,045         5,232,509

See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------
                                     ($000)




                                                           THREE MONTHS ENDED                   Nine Months Ended
                                                       JULY 4,           June 28,           July 4,           June 28,
                                                         1999              1998               1999              1998
                                                       -------           -------            -------           -------



Net Income                                         $        2,360  $            199     $        4,924    $          532
                                                   --------------    --------------     --------------    --------------



Other comprehensive income (loss):

  Foreign currency translation adjustments                     42                60              1,050             (195)
                                                   --------------    --------------     --------------    --------------



  Other comprehensive income (loss)                            42                60              1,050             (195)
                                                   --------------    --------------     --------------    --------------



Comprehensive income                               $        2,402  $            259     $        5,974    $          337
                                                   ==============    ==============     ==============    ==============







See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ($000)

Assets                                                                   July 4, 1999                    September 30, 1998
------                                                                   ------------                    ------------------
                                                                          (Unaudited)
Current assets:
  Cash                                                                         $         2,729                     $          251
  Receivables, net                                                                      18,679                             24,272
  Inventories:
    Raw material                                              $        7,395                     $       10,054
    Work-in process                                                    5,497                              6,772
    Finished goods                                                       294            13,186            1,140            17,966
  Prepaid expenses                                                                       2,186                              2,347
  Deferred tax asset                                                                     2,347                              1,721
    Total current assets                                                       $        39,127                     $       46,557

  Property, plant and equipment                               $      140,874                     $      172,987
    Less accumulated depreciation                                     95,521            45,353          122,227            50,760
  Other assets                                                                          18,244                             17,761
                                                                               $       102,724                     $      115,078
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                                             $        21,110                     $       28,097
  Accrued pension                                                                        1,062                              1,062
  Other accrued expenses                                                                 7,038                             18,484
  Current accrued post-retirement benefit cost                                           2,400                              2,400
  Notes payable to banks and current portion of
    long-term debt                                                                      23,894                             24,312
    Total current liabilities                                                  $        55,504                     $       74,355

Long-term debt                                                                          11,050                             14,029
Other long-term liabilities                                                             12,764                              9,286
Accrued post-retirement benefit cost                                                    49,123                             49,859

Stockholders' equity
  Common stock - $ .01 par value.  Authorized
  25,000,000 shares; issued 5,735,740 and
  5,470,740 shares, respectively                              $       28,171                     $       27,441
  Retained deficit                                                  (47,762)                           (52,686)
                                                              $     (19,591)                     $     (25,245)

Less:  Unamortized value of restricted stock                              71                                128
           Treasury stock, at cost, 6,939 and 2,669
             shares, respectively                                         47                                 20
           Other comprehensive income:
             Foreign currency translation adjustments                  (118)                                932
             Excess of additional pension liability over
               unrecognized prior service cost                         6,126          (25,717)            6,126          (32,451)
                                                                               $       102,724                     $      115,078
See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                     ($000)



                                                                               Nine Months Ended

                                                                         July 4,               June 28,
                                                                           1999                  1998
                                                                         -------               -------



 Net cash provided by operating activities                           $        4,651        $       13,053



Investing Activities:
---------------------

  Capital expenditures                                                      (4,631)              (10,499)

  Proceeds from sale of equipment                                             2,585                   219

  Proceeds from sale of United Kingdom subsidiary                             3,244                     0
                                                                     --------------        --------------

    Net cash used for investing activities                                    1,198              (10,280)
                                                                     --------------        --------------



Financing Activities:
---------------------

  Net borrowings (payments) under revolving credit agreements                 (192)                 2,252

  Principal payments under term loans                                       (3,205)               (2,493)

  Other                                                                          26                  (26)
                                                                     --------------        --------------

    Net cash used for financing activities                                  (3,371)                 (267)
                                                                     --------------        --------------



Net increase in cash                                                          2,478                 2,506



Beginning cash                                                                  251                   729
                                                                     --------------        --------------



Ending cash                                                          $        2,729        $        3,235
                                                                     ==============        ==============



Supplemental Disclosures:
-------------------------
  Interest paid                                                      $        2,395        $        2,975
                                                                     ==============        ==============



  Income taxes paid                                                  $            7        $           54
                                                                     ==============        ==============







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

2. The results of operations for the nine-month period ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.

3. On October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

4. Certain 1998 amounts in the Consolidated Financial Statements have been reclassified to conform with 1999 presentation.

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------
Net sales for the third quarter of 1999 decreased 25.3% over the same period last year, while net sales for the nine months ended June 1999 decreased 15.5% over the same period last year. Gross margin percentages were 13.6% and 13.2%, respectively, for the current three- and nine-month periods compared to 13.7% and 12.3%, respectively, for the same periods last year.

Sales for the third quarter of fiscal year 1999 were $41.6 million, compared to $55.7 million for the same period last year, while sales for the nine-month period ended July 4, 1999 were $144.3 million compared to $170.6 million for the same period last year. Sales from the Kidderminster, United Kingdom facility in the current three- and nine-month periods were $6.5 million and $10.6 million lower than in the prior fiscal year due to the sale of the Kidderminster wire operation. As previously reported, 100% of the wire operation at Kidderminster in the United Kingdom was sold on March 12, 1999. The Company currently operates a leased facility located in Peterlee, United Kingdom that manufactures air bag inflator housings.

Domestically, sales of air bag inflator filtration products for the three- and nine-month periods decreased approximately 20.4% and 11.2%, respectively, over the same periods last year due to lower sales of certain low margin wire cloth for automotive air bag filtration applications. Additionally, some air bag related products that were expected to begin production in the third quarter were delayed until the fourth quarter, ramping up following the automotive changeovers in the summer. Weld wire sales were down .9% and 5.4% for the current three- and nine-month periods from last year, as sales from these operations were adversely affected by the slowdown in the Asian economy and the depressed agricultural equipment market. Rubber reinforcement products experienced a 20.5% and 9.5% decrease for the same time period due primarily to lower selling prices and unscheduled downtime because of weather and equipment failure.

Net income for the third quarter of fiscal year 1999 was $2.4 million or 40 cents per diluted share versus a net income of $.2 million or 4 cents per diluted share for the same period last year. The $2.2 million increase in income over last year's third quarter is partially due to the net positive impact of the sale of the Kidderminster wire operation and the1998 restructuring in North American operations, including a $.7 million post-retirement benefit gain related to the restructuring. During the comparable period last year, the Kidderminster operation lost $.3 million.

Changes to the Company's retiree health benefits made in 1998 resulted in unrecognized gains from salaried employees' prior service costs of $3.5 million. As a result of the restructuring and the corresponding reduction in the North American workforce, approximately 20% of the unrecognized gain, $.7 million, will be recognized in the current period. The net result of these health care benefit changes and workforce reductions is expected to reduce the accumulated post-retirement benefit obligation for benefits other than pensions by $5.4 million, with a corresponding increase in the unrecognized gain and prior service cost benefit related to post-retirement benefits other than pensions to $4.6 million. The unrecognized gain and prior service cost benefit will be amortized over future periods.

For the first nine months of 1999, net income was $4.9 million or 86 cents per diluted share versus $.5 million, or 10 cents per diluted share in the same period last year. Included in net income is $.6 million of loss, the net result of Kidderminster's $1.2 million loss from operations up to the date of sale and the gain of $.6 million on the sale of the operation. During the nine-month period, the Company also incurred $1.0 million of expense for relocating the Guelph plant's wire manufacturing capacity to other North American facilities. Without the $1.0 million of nonrecurring cost of equipment moves, the impact of Kidderminster's $.6 million net loss, and the $.7 million recognized gain on retiree healthcare, the Company would have reported $5.8 million of net income in the current nine-month period compared to $.8 million in the comparable period last year.

Interest expense of $.7 million and $2.7 million, respectively, in the current three- and nine-month periods decreased 23.4% and 8.9%, respectively, over the same periods last year, due to lower levels of borrowing.

Other income of $74 and $555 for the three- and nine-month periods last year was primarily the gain on disposition of idle assets and foreign exchange gains.

The Company remains in an operating loss carryforward position in the United States, Canada, and the United Kingdom. Income tax expense on current income was substantially offset by a portion of these carryforwards, as well as a decrease in the net deferred tax asset valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total borrowings decreased $3.4 million during the nine-month period, due primarily to the proceeds received for the sale of Kidderminster.

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

In late December of 1998, the Company contributed 255,000 shares of National-Standard common stock to the National-Standard Pension Master Trust. The total shares outstanding on July 4, 1999 were 5,728,801. The Pension Master Trust holds 1,963,175 shares of National-Standard common stock, 34% of the total shares outstanding.

YEAR 2000
---------

The Company has undertaken a Year 2000 program to assess and then to resolve any issues relating to this matter. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $1.2 million and will consist of the utilization of internal and external resources. Spending to date totals approximately $.7 million. Costs relating to Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. However, there can be no guarantee that actual results will not differ from these estimates.

The Company is in the process of determining the risk it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. To date, the Company has identified all applications and hardware with potential issues, performed an assessment to determine the appropriate action plans to remediate any problems, and started the process of implementing these plans and testing the modifications as they are completed. The Company is also assessing potential third-party risk. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency planning are in process to be completed during the third calendar quarter 1999. All remaining remediation projects are expected to be completed by the end of the third calendar quarter 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no material changes in the Company's market risk during the three-month period ended July 4, 1999. For additional information, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
-------------------------------------------------------------------------------
1995
----

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to funding of future growth, ability to meet market demand, the reduction of accumulated post-retirement benefit obligations for benefits other than pensions, and Year 2000 impact, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 5.  Other Information

            Shareholders wishing to bring a proposal before the 2000 Annual Meeting of Shareholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the principal executive offices in Niles, Michigan by no later than November 28, 1999.

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  (27)   Financial Data Schedule

            (b) There were no reports on form 8-K filed during the three months ended July 4, 1999.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONAL-STANDARD COMPANY
                                            ---------------------------
                                            Registrant



Date       August 13, 1999                 /s/ M. B. Savitske
     -----------------------               -------------------------------
                                           M. B. Savitske
                                           President and Chief Executive Officer


Date       August 13, 1999                /s/ W. D. Grafer
     ------------------------             --------------------------------------
                                          W. D. Grafer
                                          Vice President, Finance