Form 10-K405
period 1999-09-30
NATIONAL STANDARD CO
filed 1999-12-23
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  September 30, 1999
                                 ------------------

Commission file number:   1-3940
                         -------

                            NATIONAL-STANDARD COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Indiana                                       38-1493458
-----------------------------------           ----------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)

 1618 Terminal Road, Niles, Michigan                        49120
--------------------------------------        ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (616) 683-8100
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
Common stock, $.01 par value                     American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the registrant on December 1, 1999, based on the closing price of the shares on the American Stock Exchange and assuming that 54 percent of the shares were held by non-affiliates, was approximately $12,565,133.

As of December 1, 1999, 5,727,696 shares of common stock, par value of $ .01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 27, 2000 are incorporated by reference into
Part III of this report.

The sequential page in this report where the Exhibit Index appears is page 42.

                                     PART I
ITEM 1.  BUSINESS
         --------
National-Standard Company, an Indiana corporation, and its subsidiaries (the "Company") currently operate in the wire and engineered products segments.

As part of the Fiscal 1998 restructuring of the Company's wire manufacturing capacity, it closed the manufacturing facility in Guelph, Ontario and relocated that facility's bead and weld wire capacity to existing facilities in Stillwater, Oklahoma and Niles, Michigan in Fiscal 1999. The Company also sold the wire manufacturing facility in Kidderminster, United Kingdom in Fiscal 1999. During the prior three years, the Company disposed of various business units and product lines as described in the following report.

WIRE PRODUCTS SEGMENT
---------------------

The Company produces tire bead wire, welding wire, stainless steel spring and specialty wire, and plated wire. Wire products are supplied to major markets consisting of tire, spring, automotive component, electric component, telecommunications, and fabricated metal products. These products are generally sold directly to other manufacturers by Company salesmen. In addition, certain classes of wire are sold through various types of distributors. Only two products, high carbon steel wire and low carbon steel wire, each account for 10% or more of total sales. High carbon and low carbon steel wire were, respectively, 30% and 28% of total sales in 1999; 33% and 26% of total sales in 1998; and 33% and 25% of total sales in 1997.

The segment's major raw material -- steel -- is purchased in several forms from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 2000 fiscal year. The Company believes that its sources of supply of these materials are adequate for its needs. The segment's major sources of energy needed in its operations are natural gas, fuel oil and electrical power. In certain locations where the Company believes its regular source of energy may be interrupted, it has made plans for alternative energy sources.

The  Company  owns or is  licensed  under a number of patents  covering  various products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the segment's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the segment's level of business or working capital requirements, except for annual automotive model year changeover occurring during the third fiscal quarter and customer holiday shutdowns occurring in the first fiscal quarter.

The Company's wire products are generally highly competitive with those of a number of other producers located both in the U.S. and in foreign countries. The Company remains the leading U.S. producer of tire bead wire for the tire industry. Bekaert Corporation, Delta Wire Corporation, KIS Wire, Amercord, Inc., and Insteel Industries, Inc. are the segment's major bead wire competitors. The Company's major weld wire competitors are Lincoln Electric Company, ESAB Welding and Cutting Products, and Illinois Tool Works, Inc. Competitive factors for all of the segment's products are generally considered to be price, service and product quality.

Approximately 37% of the segments sales are to the major tire and rubber companies, i.e., Bridgestone/ Firestone, Inc., the Cooper Tire and Rubber Company, the Dunlop Tire and Rubber Corporation (owned by Goodyear and Sumitomo), General Tire (owned by Continental), the Goodyear Tire and Rubber Company, and the Uniroyal-Goodrich Company (owned by Michelin). Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the segment's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the segment.

Wire products are generally basic materials which do not require assembly, production time is relatively short, and backlog is not significant.

During 1999, net restructuring and impairment costs were approximately $176,000. The restructuring amount includes $899,000 of carrying value adjustments on properties held for sale, including $759,000 related to Athenia Steel, $522,000 for impairment of assets held for future use, offset by gains on the disposition of idle assets, and settlement of employee related restructuring costs of $1,245,000.

During 1998, the Company recorded a charge of $6,004,000 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. During 1999, cash outlays of approximately $2,135,000 were made primarily for employee related, environmental and lease termination costs related to the charge. The Company expects to incur cash outlays during 2000 of approximately $500,000 primarily for employee related costs related to the 1998 charge. The Company also incurred approximately $1,000,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. No additional equipment relocation costs are expected in 2000.

During 1997, the Company recorded a charge of $8,966,000 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs. Cash outlays during 1997 included in the $8,966,000 restructuring charge were $1,335,000. Cash outlays during 1998 were approximately $1,825,000. Cash outlays during 1999 were approximately $430,000. No future cash outlays are expected in 2000 due to the sale in 1999.

While the 1997 restructuring achieved the anticipated reduction in manufacturing costs, declining selling prices more than offset the savings, and net operating results in Kidderminster did not improve. The Company sold the Kidderminster wire manufacturing operation in 1999. Proceeds from the sale were used to reduce debt.

During  1999,  the  Company   reached   agreement  to  sell  the  Athenia  Steel
manufacturing site located in Clifton, New Jersey, for $5,500,000.

National-Standard purchased the Athenia Steel Company in 1937. The Company ceased operations at the 35-acre site in 1988. Following closure of the Athenia operation, National-Standard demolished all site buildings and undertook an extensive environmental remediation program under the direction of the New Jersey Department of Environmental Protection ("NJDEP"). National-Standard expects to complete its site remediation program within the next two years at an estimated cost of $2,700,000.

Payment of the sales price is linked to completion of the various phases of the Company's remediation program and notification from the NJDEP that no further work is required.

Proceeds from the sale of the Clifton, New Jersey site will be used to complete the site cleanup and to reduce Company debt. The Company recorded a charge of approximately $434,000 in its fourth quarter ending September 30, 1999, to adjust the carrying value of the property.

Cash outlays related to the Clifton site in the past five years are shown in the following table:

--------------------------------------------------------------------------------
                   1999         1998         1997         1996          1995
--------------------------------------------------------------------------------
Cash Outlays     $256,000     $399,000     $222,000     $254,000      $304,000

The Company expects to spend $2,500,000 and $200,000 in 2000 and 2001, respectively, on the project, such amount to be funded from the sale proceeds.

ENGINEERED PRODUCTS SEGMENT
---------------------------

The Company produces wire cloth, nonwoven metal fiber materials, filters and inflator housings for automotive air bag inflators, which are sold by Company salesmen primarily to automotive air bag manufacturers.

The Company is the major supplier of air bag filtration materials in the U.S. While the number of manufacturers in the Company's line of filtration materials and housings is limited, the Company still regards the field as highly competitive. In some cases, the segment's customers also manufacture products for their own use similar to those produced by the segment. Competitive factors for all of the segment's products are generally considered to be price, service and product quality. The segment's largest customers are the major producers of automotive air bag restraint systems, i.e., TRW and Autoliv, Inc. Generally, business with these customers is on the basis of purchase orders without firm commitments to purchase specific quantities. No other material part of the segment's business is dependent upon any single customer or very few customers, the loss of which would have a material adverse effect upon the Company. Air bag inflator filters accounted for 16% of total sales in 1999, 1998 and 1997.

The segment's major raw material -- steel -- is purchased in several forms from domestic and foreign steel companies. Raw materials were readily available during the year and no shortages are anticipated for the 2000 fiscal year. The Company believes that its sources of supply of these materials are adequate for its needs. The segment's major source of energy needed in its operations is electrical power. The Company believes it has reliable sources of energy for the segment.

The Company owns a number of patents covering various segment products and processes. Although these have been of value in the growth of the business and will continue to be of considerable value in its future growth, the Company's success or growth has not generally been dependent upon any one patent or group of related patents. The Company believes that the successful manufacture and sale of its products generally depend more upon its technological know-how and manufacturing skills. Seasonal activity has no material effect on the segment's level of business or working capital requirements, except for annual automotive model year changeover occurring during the third fiscal quarter and customer holiday shutdowns occurring in the first fiscal quarter.

Engineered products are generally basic materials or fabricated products which require minor assembly, and production time is relatively short. There was a backlog of approximately $32,304,000 and $33,450,000 at September 30, 1999 and 1998, respectively.

During 1998, the Company began the manufacture of air bag inflator housings in a leased facility in Peterlee, United Kingdom. The Company invested approximately $400,000 for equipment in the new facility.

Several air bag technology trends will affect the level of the Company's sales in the Engineered Products segment. The change from an azide-based gas generant to non-azide systems will cause filter constructions to change to filters that do less filtration and more heat absorption. This change will eventually lead to the use of lower-cost, more commodity oriented filtration materials than the precisely woven wire cloth required in the past. The increased use of gas systems in passenger-side air bags will increase the number of inflator housings used in the future. The Company will continue to leverage the experience gained in supplying inflator housings as demand for these products increases in the near term. The use of smart bag inflation systems may lead to increased demand for pyrotechnic devices which may require more filtration and increase the demand for filters.

The Company provided approximately $700,000 during 1998 to exit the manufacture of non-air bag related wire cloth products manufactured in the Corbin, Kentucky facility. Cash outlays related to the exit in 1999 were approximately $1,157,000. No additional future cash outlays are expected.

During 1997, the Company closed the wire cloth weaving facility in Knoxville, Tennessee, and relocated the capacity in the Company's existing facilities in Corbin, Kentucky and Clearfield, Utah. The Knoxville facility opened in 1993.

ENVIRONMENTAL
-------------

In addition to amounts  spent in connection  with the Clifton,  New Jersey site, the Company had cash outlays of approximately $2,683,000, $3,246,000, and $2,211,000 during the 1999, 1998, and 1997 fiscal years on pollution control equipment and related operational environmental projects and procedures at the Company's ten plants. The largest annual cash outlays during 1999, 1998, and 1997 were $1,362,000, $2,216,000, and $2,083,000, respectively, related primarily to environmental operational procedures, cleanup of existing operations, and improvements of environmental systems in all three years. Compliance with federal, state, and local environmental regulations which have been enacted or adopted is estimated to require operational cash outlays of approximately $5,100,000 during 2000, including cleanup for the Clifton, New
Jersey site. During 1999, 1998 and 1997, the Company provided $961,000, $1,465,000, and $2,300,000, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The 1997 provision related to equipment and plant stabilization activities associated with the Kidderminster restructuring and normal environmental operating expenses in both the United Kingdom and in North America. The 1999 and 1998 environmental cost was primarily related to normal environmental operating expenses in both the United Kingdom and in North America. In addition to the amounts charged to earnings, $222,000, $636,000 and $905,000 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1999, 1998 and 1997 were $2,939,000, $3,645,000, and $2,433,000, respectively, of which $256,000, $399,000, and
$222,000 were spent on the Clifton, New Jersey property. The Company does not expect that existing regulations will have any material effect on its net earnings or competitive position.

The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for eight actual or potential Superfund or Resource Conservation and Recovery Act ("RCRA") Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. The Company has resolved its liability for three of the Superfund Sites by reaching settlements with the Environmental Protection Agency ("EPA"). Company records indicate only de minimis or de micromis involvement for a fourth Superfund Site. The Company has reviewed its involvement and potential exposure for all the remaining Sites, and, based upon all information currently available, has previously accrued $1,019,000 in prior years (excluding Clifton, New Jersey) for its share of the estimated investigation and remediation costs for the Sites. Additional reserves were not needed in 1999. Additionally, the Company has undertaken environmental investigation and cleanup projects at three of its plants under RCRA. One of these RCRA projects was completed in 1999. These projects are subject to monitoring by appropriate state environmental protection agencies. Significant portions of the other two RCRA projects have been completed and state agencies are in the process of reviewing reports submitted by the Company. The Company accrued $1,482,000 in prior years and $178,000 in 1999 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

GENERAL
-------

During the 1999 fiscal year, the Company spent approximately $1,027,000 on research and development of new products and process alternatives compared to $1,567,000 and $1,463,000 for the years ended Septem ber 30, 1998 and 1997, respectively. These cash outlays were for Company sponsored activities.

During 1998, in conjunction with other restructuring activities, the Company provided $780,000 to reduce support staff in North America by 41 employees. Cash outlay during 1999 related to their reduction was approximately $780,000. No further cash outlays related to their activity are expected.

At September 30, 1999, the Company employed 840 persons in its operations throughout the world.

INTERNATIONAL OPERATIONS
------------------------

The Company has foreign subsidiaries in Canada and the United Kingdom. The Canadian subsidiary ceased manufacturing at the Guelph, Ontario facility in December 1998, following the 1998 restructuring plans. The Guelph land and building are held for sale. The United Kingdom subsidiary sold the wire manufactur ing facility in Kidderminster, United Kingdom during 1999. The remaining United Kingdom facility in Peterlee currently operates in the Engineered Products segment manufacturing tubular housings for the air bag inflator market in Europe. The financial information about foreign and domestic operations for the three years ended September 30, 1999 is included in Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report. Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

Accounting principles dictate that results of operations for the Company's international operations are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. A translation adjustment is recorded as a separate component of shareholders' equity, "Cumulative Translation Adjustment." The Cumulative Translation Adjustment account, at the end of 1999, reflects a decrease of approximately $1,123,000 due primarily to the sale of the Kidderminster facility. The rest of the change is due primarily to the U.S. dollar's value against the British pound and Canadian dollar.

ITEM 2. PROPERTIES
        ----------

The Company conducts its domestic operations from facilities having an aggregate floor space of approxi mately 1,226,000 square feet. The domestic total includes principal facilities in Niles, Michigan (456,000 square feet); Stillwater, Oklahoma (314,000 square feet); Corbin, Kentucky (225,000 square feet); Mishawaka, Indiana (78,000 square feet); Knoxville, Tennessee (50,000 square feet); Clearfield, Utah (53,000 square feet); Mesa, Arizona (36,000 square feet), and Moses Lake, Washington (14,000 square feet). The Knoxville facility was leased in 1993, and a renewal option was exercised extending the terms until 2003 with additional renewal options. The Clearfield facility was leased in 1993 and a renewal option was exercised extending the terms until 2003 with additional renewal options. The Mesa facility was leased in

1994, and a renewal option was exercised extending the terms until 2004 with additional renewal options. The Moses Lake facility was leased in 1996.

The Company also operates from one leased facility in Peterlee, United Kingdom (6,500 square feet).

The majority of the Company's plants are of modern construction and the remaining older plants are well maintained and considered adequate for their current use. Manufacturing of wire products is conducted at Niles, Michigan and Stillwater, Oklahoma. Engineered products are manufactured in Corbin, Kentucky; Mishawaka, Indiana; Clearfield, Utah; Mesa, Arizona; Moses Lake, Washington; and Peterlee, United Kingdom. The Company's plants generally are operated on a multishift basis and, while particular plants may be operating at capacity levels, overall the Company's facilities are adequate to provide for a significant increase in unit volume due to the each segment's ability to redistribute production of similar products between segment facilities with minimal cost or inconvenience.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders since the last annual meeting held January 28, 1999.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         -----------------------------------------------------------------------
         MATTERS
         -------

Common stock market prices, information on stock exchanges and number of shareholders is included in Note 16 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1999 or 1998, nor during the portion of fiscal 2000 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

ITEM 6. SELECTED  FINANCIAL  DATA (In  thousands,  except per share and employee
        -------------------------
        data)

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


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR:
Net sales                                   $   182,911     $   225,495      $   247,763      $   248,554     $   247,420
Operating profit (loss)                     $     8,463     $    (3,579)     $    (4,697)     $     8,871     $    12,924
Net earnings (loss)                         $     5,363     $    (6,699)     $    (8,990)     $     8,852     $     7,350
AT YEAR-END:
Shareholders' equity                        $   (19,363)    $   (32,451)     $   (23,163)     $   (13,762)    $   (21,475)
Net current assets (liabilities)            $   (22,157)    $   (27,798)     $   (13,814)     $    (7,492)    $    10,471
Total assets                                $    97,841     $   115,078      $   113,185      $   114,688     $   116,099
Long-term debt                              $    10,463     $    14,029      $    12,219      $    11,203     $    34,152
Ratio of current assets to
  current liabilities                          .6 : 1.0        .6 : 1.0         .8 : 1.0         .9 : 1.0       1.2 : 1.0
Common shares outstanding                         5,728           5,468            5,224            5,323           5,385
Basic average common shares outstand-
  ing used in per share calculations              5,667           5,263            5,266            5,358           5,373
Diluted average common shares out-
 standing used in per share calculation           5,770           5,263            5,269            5,369           5,507
Number of employees                                 840           1,284            1,406            1,495           1,403
PER COMMON SHARE:
Basic net earnings (loss)                   $        .95    $     (1.27)     $     (1.71)     $      1.65     $      1.37
Diluted net earnings (loss)                 $        .93    $     (1.27)     $     (1.71)     $      1.65     $      1.33
Dividends declared                          $        .00    $       .00      $       .00      $       .00     $       .00


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS (Dollars in thousands except share data)
        -------------

RESULTS OF OPERATIONS
---------------------
Net sales in 1999 declined by 18.9% from 1998 levels due primarily to the sale of the Company's wire operation in Kidderminster, United Kingdom, combined with sales declines in both the wire products segment and the engineered products segment. The Company sold the Kidderminster operation during its second fiscal quarter ended April 4, 1999. Sales from Kidderminster in 1999 up to the time of the sale were $10,454 compared to annual sales of $27,546 and $35,500 in 1998 and 1997, respectively.

Net sales for 1998 of $225,495 were 9% below 1997 primarily due to lower sales of low-margin air bag filtration materials. During 1997, sales declined .3% primarily due to lower selling prices. Price declines in bead wire, air bag filtration material, and for most Kidderminster products averaged 3% in 1999 and 1998, and 4% in 1997, totaling $6,200 in 1999, $7,000 in 1998 and $10,900 in
1997.

Sales of domestic wire products decreased 10.3% in 1999 due primarily to lower selling prices for bead wire and welding wire. Sales of welding wire also declined due to the inability of the segment to integrate manufacturing capacity from the closed Canadian facility. Delays in the start-up of relocated Canadian equipment caused order lead times to extend, eventually leading to cancelled orders. The Asian slowdown has caused customer sales of heavy equipment and agricultural products to that region to decline, affecting the Company's sales of welding wire to domestic equipment manufacturers. The weld wire product line has also been affected by lower sales to U.S. agriculture equipment markets. Weld wire sales decreased 7% from 1998, while bead wire sales declined 11.5%.

Sales of engineered products declined 18.6% in 1999 due to lower unit prices for new air bag inflator filter constructions. Sales in 1998 declined 17% due to the combined effect of lower prices and lower sales of certain lower-margin wire cloth products.

Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the Engineered Products' air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. During 1998, the Company recorded a charge of $6,004 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. 1999 cash outlays related to the charge were $2,135 primarily for employee termination costs. The Company also incurred $1,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. These costs were not included in the 1998 charge in accordance with generally accepted accounting principles. The Company further provided $1,480 to reduce support staff in North America by 41 employees and exit certain non-air bag related wire cloth product lines. During 1997, the Company recorded a charge of $8,966 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. Cash outlays during 1997 included in the $8,966 restructuring charge were $1,335. Cash outlays during 1998 were approximately $1,825, while outlays during 1999 were approxi mately $430. While the Kidderminster restructuring achieved the anticipated reduction in manufacturing costs, declining selling prices more than offset the savings, and net operating results in Kidderminster did not improve. The Company sold the Kidderminster wire manufacturing operation during the second quarter ended April 4, 1999.

Proceeds from the divestitures have been utilized to fund investment in the remaining business and to reduce debt. Since September 30, 1994, debt has been reduced $11,931 and capital expenditures for fixed assets have totaled $46,453. During this period, weld wire sales have increased 26%. The effect of the divestiture activities on the Company's sales and gross margins is shown in the following table. Divested operations include the Kidderminster wire operations and non-air bag wire cloth.


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

NET SALES
---------
  Remaining operations                 $    170,735       $   192,632      $   205,546       $   200,466      $   201,913
  Divested operations                        12,176            32,863           42,217            48,088           45,507
                                       ------------       -----------      -----------       -----------      -----------
  Total                                $    182,911       $   225,495      $   247,763       $   248,554      $   247,420
                                        ===========        ==========      ===========       ===========      ===========
GROSS PROFIT (LOSS)
-------------------
  Remaining operations                 $     24,664       $    29,407      $    27,050       $    30,339      $    35,152
  Divested operations                           (77)           (1,105)             (50)            1,782            2,176
                                       -------------      ------------     ------------      -----------      -----------
  Total                                $     24,587       $    28,302      $    27,000       $    32,121      $    37,328
                                        ===========        ==========      ===========       ===========      ===========
GROSS PROFIT %
--------------
  Remaining operations                        14.4%             15.3%            13.2%             15.1%            17.4%
                                       ------------       ===========      ===========       ===========      ===========
  Divested operations                          (.6%)            (3.4%)           (0.1%)             3.7%             4.8%
                                       =============      ------------     ============      ===========      ===========
  Total                                       13.4%             12.6%            10.9%             12.9%            15.1%
                                       ============       ===========      ===========       ===========      ===========


Gross profit margins change due to several factors. For the Company, the most significant factor is the level of sales and production. As production increases, a relatively lower level of fixed costs is associated with each unit, and the gross profit percentage increases. Similarly, as volume falls, fewer units are available to cover the fixed costs of manufacturing and the profit percentage decreases. In addition to volume, changes in product mix, selling prices, and raw material costs also affect the gross margins. During 1999, gross profit margins improved to 13.4% compared to 12.6% and 10.9% in 1998 and 1997 respectively. The improvement is due primarily to the restructuring activities of the past three years and the reduced sales of certain lower margin wire cloth air bag filtration products. During 1998, gross profit margins improved to 12.6% compared to 10.9% in 1997. The improvement is due primarily to reduced sales of low margin wire cloth air bag filtration materials.

During 1999, sales from international operations excluding Canada declined 45% due to the divestiture of the Kidderminster wire operation. During 1998, sales from international operations decreased 14% due primarily to the restructuring of the Kidderminster operation in 1997. Reduced wire sales in 1998 were partially offset by sales of air bag inflator housings from the Peterlee, United Kingdom facility opened in 1998. The Peterlee facility was retained as a Company facility following the sale of the Kidderminster wire operation. During 1997, sales from international operations decreased 12% due primarily to the restructur ing of the Kidderminster operation.

In recent years, the Company has not been able to raise prices in line with inflation due to the effects of worldwide overcapacity in the Company's major product lines and competitive pressure in the Company's automotive markets. Since 1994, inflation as measured by the Consumer Price Index has risen 12%, while average selling prices have declined 9%. Had selling prices increased 12%, sales in 1999 would have been approximately $221,000.

During 1999,  1998 and 1997,  the Company  provided  $961,  $1,465,  and $2,300, respectively, for the estimated cost of compliance with environmental regulations and continuing modifications in operating requirements. The majority of the 1999 and 1998 environmental costs relate primarily to normal environmental operating expenses in both the United Kingdom and North America. The 1997 provision related to equipment and plant stabilization activities associated with the Kidderminster restructuring and normal environmental operating expenses in both the United Kingdom and in North America. In addition to the amounts charged to earnings, $222, $636, and $905 of costs were capitalized in the respective years. The Company's actual environmental related cash outlays for 1999, 1998 and 1997 were $2,939, $3,645, and $2,433, respectively, of which $256, $399, and $222 were spent on the Clifton, New Jersey property.

The Company was previously designated a potentially responsible party ("PRP") by federal and state environmental protection agencies for eight actual or potential Superfund or Resource Conservation and Recovery Act ("RCRA") Sites (the "Sites"), including Clifton, New Jersey. In connection with its designation as a PRP, the Company has completed or is undertaking all investigative work required by the appropriate governmental agencies or by relevant statutes, regulations, or local ordinances. The Company has resolved its liability for three of the Superfund Sites by reaching settlements with the Environmental Protection Agency ("EPA"). Company records indicate only de minimis or de micromis involvement for a fourth Superfund Site. The Company has reviewed its involvement and potential exposure for all the remaining Sites, and, based upon all information currently available, has previously accrued $1,019 in prior years (excluding Clifton, New Jersey) for its share of the estimated investigation and remediation costs for the Sites. Additional reserves were not needed in 1999. Additionally, the Company has undertaken environmental investigation and cleanup projects at three of its plants under RCRA. One of these RCRA projects was completed in 1999. These projects are subject to monitoring by appropriate state environmental protection agencies. Significant portions of the other two RCRA projects have been completed and state agencies are in the process of reviewing reports submitted by the Company. The Company accrued $1,482 in prior years and $178 in 1999 for these activities. The Company does not believe that future costs for either the Sites or the RCRA cleanups will have a materially adverse effect on the consolidated financial condition of the Company or its consolidated results of operations.

The Company has reviewed its current environmental projects which are expected to be completed in 2000 and all environmental regulations and acts to ensure continuing compliance. In 2000, the Company expects to spend $2,500 on the Clifton, New Jersey project. In 2001, the Company expects to spend $200 on the project. These amounts have already been accrued for financial statement purposes. Additionally, the Company expects to spend $2,564 on environmentally related capital and operational projects, of which $650 will be charged against 2000 earnings.

In 1989, in response to expected market changes, the Company adopted a strategy that included, among other things, the decision to exit non-strategic and/or non-profitable businesses and to continually adapt general and administrative cost levels to the changing business.

In 1999, 1998, 1997, 1996, and 1995,  $176,  $7,851,  $9,188,  $254, and $2,842,
respectively, the net cost of restructuring the Company in those years includes the carrying amount adjustments on nonproductive facilities and idle equipment of $522, $2,640, $1,208, $0, and $120, respectively; severance costs of the salaried and hourly workforce; and a cumulative translation adjustment of $1,200 in 1998. In 1999, the Company recognized a gain of $600 upon the sale of the Kidderminster wire operation. All of these are included in operating costs. The 1995 net cost of restructuring also included $1,400 for the Columbiana plant environmental stabilization. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The 1997 net cost of restructuring of $9,188 includes $8,966 related to the Kidderminster restructuring, and $222 was associated with costs related to the Clifton, New Jersey property.

The 1999 and 1998 net restructuring and impairment costs of $176 and $7,851 include $759 and $367 associated with the Clifton, New Jersey property. The Company expects to incur approximately $2,500 of cash outflows related to the Clifton property in 2000.

During 1999, the Company took action to limit future Company expense increases in retiree health care through the use of limits on the maximum amount of annual funding the Company will provide toward the average costs of retiree health coverage. The net effect of plan changes and plan experience better than actuarial assumptions reduced the net periodic postretirement benefit cost to $26 in 1999, compared to $2,469 and $2,297 in 1998 and 1997, respectively. In addition, as a result of the reduction in employment associated with the North American restructuring, a curtailment gain of $737 was recognized in 1999.

The following summary shows the changing level of operating expense and identifies operating expense directly attributable to divested operations and amounts attributable to restructuring activities.


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
------------------
Remaining operations                    $    15,091       $    21,614      $    19,937       $    19,302      $    17,986
Divested operations                             857             2,416            2,572             3,694            3,576
Restructuring costs                             176             7,851            9,188               254            2,842
                                        -----------       -----------      -----------       -----------      -----------
Total                                   $    16,124       $    31,881      $    31,697       $    23,250      $    24,404
                                        ===========       ===========      ===========       ===========      ===========
AS A PERCENT OF SALES
---------------------
Remaining operations                           8.8%             11.2%             9.7%              9.6%             8.9%
                                        ===========       ===========      ===========       ===========      ===========
Divested operations                            7.0%             7.4 %             6.1%              7.7%             7.9%
                                        ===========       ===========      ===========       ===========      ===========
Total                                          8.8%             14.1%            12.8%              9.4%             9.9%
                                        ===========       ===========      ===========       ===========      ===========


The net effect of all the above elements is seen in the Company's operating profit (loss).


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)
-----------------------
Remaining operations                    $     9,573       $     7,793      $     7,113       $    11,037      $    17,166
Divested operations                            (934)           (3,521)          (2,622)           (1,912)          (1,400)
Restructuring costs                            (176)           (7,851)          (9,188)             (254)          (2,842)
                                        ------------      ------------     -----------       -----------      -----------
Total                                   $     8,463       $    (3,579)     $    (4,697)      $     8,871      $    12,924
                                        ===========       ============     ============      ===========      ===========


Operating profit by Geographic Area is presented in Note 14 of Notes to Consolidated Financial Statements in Item 8.

In 1999 and 1997 interest expense decreased due to lower interest rates and lower average borrowings. Interest expense decreased in 1998 due primarily to lower interest rates.


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

Interest expense                        $     3,499       $     3,751      $     4,194       $     4,838      $     5,631
Average borrowings                      $    35,390       $    38,308      $    36,080       $    37,333      $    41,567
Average interest rate                          9.9%              9.8%            11.6%             12.5%            13.2%


Other income in 1998 was primarily realized foreign currency exchange gains and gain on sale of redundant equipment in the United Kingdom.

Other income in 1996 is primarily from the sale of shares of Allmerica Financial Corporation, which the Company received as a result of the demutualization of the State Mutual Life Assurance Company of America in which the Company had participated since 1946. In 1995, other income is primarily the Company's share of profits in the joint venture.

In 1999, 1998 and 1997, income taxes as a percentage of pre-tax income vary from the domestic statutory rate primarily due to state taxes and the Company's utilization of net operating loss carryforwards and a net decrease in the valuation allowance of $625, $174 and $247, respectively.

FINANCIAL CONDITION
-------------------

In 1999, working capital increased $5,641 due primarily to the divestiture of the Kidderminster wire operation and reduction in accrued expenses. In 1998, working capital decreased $13,984 due primarily to the restructuring, an increase in debt, and a decrease in inventories. In 1997, working capital decreased $6,322 due primarily to the U.K. restructuring. During 1998, the Company renewed its credit facility to October 1, 2001.

The Company has $2,346 of net deferred tax assets at September 30, 1999. At September 30, 1999, the Company had $49,853 of deferred tax assets offset by $43,010 of deferred tax valuation reserves and $4,497 of deferred tax liabilities associated with prepaid pensions. At September 30, 1999, the Company's accrued post-retirement benefit cost of $49,316 was made up of the benefit obligation of $26,152, unrecognized prior service cost of $5,803, and unrecognized net gains of $17,361.

During 1999, 1998, and 1997, the Company invested $30,173 in property, plant and equipment. Approximately three quarters of this amount relates to the upgrade of existing equipment and the purchase of new equipment in the wire products segment. The remaining amount relates to the Company's commit ment to automotive air bag inflator filters, filter media, and inflator housings. The Company's total capital expenditures for 2000 are expected to be $7,300, primarily for projects to add engineered products capacity and improve quality and operating efficiencies. The Company expects that improved results of operations from restructuring activities will fund future expansion of working capital and productive capacity. The Company is confident that adequate long- and short-term financing will be available in the future.


--------------------------------------------------------------------------------------------------------------------------
                                                 1999           1998              1997             1996            1995
--------------------------------------------------------------------------------------------------------------------------

Current ratio                                  .6 : 1.0       .6 : 1.0          .8 : 1.0         .9 : 1.0        1.2 : 1.0
Total debt to total capital, excluding
   SFAS No. 106 adjustment                       51.4%          65.9%             56.7%            49.1%           57.9%
Long-term debt to total capital, exclud-
   ing SFAS No. 106 adjustment                   17.0%          24.1%             18.4%            14.9%           48.1%


The Company will continue to pursue cost reduction activities in both its domestic and international operations, including personnel reductions and costs associated with administering its employee benefit programs.

YEAR 2000 DATE CONVERSION
-------------------------

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

2. FOR EACH ITEM IDENTIFIED, PERFORM AN ASSESSMENT TO DETERMINE AN APPROPRIATE ACTION PLAN AND TIMETABLE FOR REMEDIATION OF EACH ITEM. A PLAN MAY CONSIST OF REPLACEMENT, CODE REMEDIATION, UPGRADE OR ELIMINATION OF THE APPLICATION AND INCLUDES RESOURCE REQUIREMENTS. This phase has been completed.

3. IMPLEMENTATION OF THE SPECIFIC ACTION PLAN. Specific action plans have been completed for all known mission-critical systems.

4. TEST EACH APPLICATION UPON COMPLETION. Testing has been completed for all systems.

5. PLACE THE NEW PROCESS INTO PRODUCTION. Many applications and systems have been put into production. These include servers, personal computers, and various software programs. Applications and systems are put into production once they have been tested. All affected applications and systems are in production.

The Company identified all non-information technology based systems. Appropriate remediation plans have been developed, implemented and tested.

Identification of areas of potential third party risk is complete, and plans have been developed and implemented.

THE COSTS INVOLVED

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $1,200 and will consist of the utilization of internal and external resources. Spending to date totals approximately $850. Costs relating to Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

RISKS AND CONTINGENCY PLAN

The Company has evaluated the risks it would face in the event certain aspects of its Year 2000 Remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency plans have been completed.

FUTURE ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Financial Accounting Standards Board (FASB) has issued, or is considering, a number of measures related to financial statement disclosure. These pronouncements are not expected to impact the financial position, results of operations or cash flows of the Company, when adopted.

SAFE HARBOR
-----------

This Form 10-K contains certain forward-looking statements, including statements regarding net earnings, trends in sales, expense and productive capacity levels, the future availability of working capital, and the availability of long- and short-term financing. Actual results could vary materially based upon a number of factors, including, but not limited to, those set forth below. Additionally, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important trends and factors that could cause actual results to differ materially from those in any forward-looking statements contained in this Form 10-K. Such trends and factors include, but are not limited to, adverse changes in general economic conditions, demand for Company products and industry capacity, competitive products and pricing, obtaining manufacturing efficiencies, availability of raw materials and sources of energy needed for operations, and foreign currency fluctuations. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual performance results may vary materially from those described herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------
                                                                                              2004
                                        2000         2001         2002           2003       and After
--------------------------------------------------------------------------------------------------------
Revolving credit                      $ 17,438           -            -               -             -
   Average interest rate                  7.8%

Revolving credit                      $    264           -            -               -             -
   Average interest rate                   12%

Promissory notes payable             $   3,522      $3,522       $6,941               -             -
   Average interest rate                  8.0%        8.0%         8.0%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedule are set forth on pages 19 to 41 of this Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

IDENTIFICATION OF DIRECTORS
---------------------------

Information in respect of Directors as set forth under the caption "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 27, 2000 is incorporated herein by reference.

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


-----------------------------------------------------------------------------------------------------------------------
         Name                      Age                Present Position                    Date Assumed Present Position
-----------------------------------------------------------------------------------------------------------------------

Ronald B. Kalich                   52    President and Chief Executive Officer                       1999
William D. Grafer                  54    Vice President, Finance                                     1987
David L. Lawrence                  52    Treasurer, Assistant Secretary                              1987
Timothy C. Wright                  58    General Counsel and Secretary                               1996


All of the above-named officers of the Registrant have been employees of the Company for more than five years except Messrs. Kalich and Wright.

Mr. Kalich joined the Company in 1999. Prior to joining the Company, Mr. Kalich was President and CEO of Getz International, a unit of The Marmon Group, from 1993 to 1999. Prior to 1993, he held executive positions with Danaher Corporation, Forstman Little & Company, and Cooper Industries, from 1972 to 1993.

Mr. Wright joined the Company in 1996. Mr. Wright operated his own practice, Wright Associates, from 1993 to 1996 and also served as General Counsel for CAPCO Automotive Products Corporation beginning in 1995. Prior to 1993, Mr. Wright held senior in-house counsel positions with Uniroyal Technology Corporation from 1989 to 1992 and Clark Equipment Company from 1979 to 1989.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information set forth under the caption "Organization and Remuneration of the Board" and the information relating to Executive Officers' compensation in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 27, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
          ------------------------------------------------------------------

The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 27, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information set forth under the caption "Certain Contracts with Named Executives" in the annual Proxy Statement relating to the Annual Meeting of Shareholders scheduled for January 27, 2000 is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

        (a)     The following documents are filed as part of this report:

                1.  Financial Statements and Schedules
                    ----------------------------------

                    The  financial   statements  and  schedule   listed  in  the
                    accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

                2.  Exhibits
                    --------

                    The exhibits  listed in the  accompanying  Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

        (b) There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National-Standard Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL-STANDARD COMPANY

                              /s/ Ronald B. Kalich
                              --------------------------------------------------
                              Ronald B. Kalich
                              President and Chief Executive Officer, Director

                              /s/ William D. Grafer
                              --------------------------------------------------
                              William D. Grafer
                              Vice President, Finance
                              (Principal Financial and Accounting Officer)

Dated:  December 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  DAVID F. CRAIGMILE         Chairman of the Board )
  RANKO CUCUZ                Director              ) - By: /s/ Timothy C. Wright
  ERNEST J. NAGY             Director              )       Timothy C. Wright
  MICHAEL B. SAVITSKE        Vice Chairman         )       Attorney-in-Fact
  CHARLES E. SCHROEDER       Director              )
  DONALD R. SHELEY, JR.      Director              )
  DONALD F. WALTER           Director              )       December 23, 1999

                            NATIONAL-STANDARD COMPANY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

------------------------------------------------------------------------------------------------------------------------
                                                                                                         Page Reference
                                                                                                          in Report on
                                                                                                            Form 10-K
------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Operations for the years ended September 30, 1999, 1998,                            20
   and 1997

Consolidated Statements of Comprehensive Income for the years ended                                            21
   September 30, 1999, 1998,  and 1997

Consolidated Statements of Shareholders' Equity for the years ended September 30,                              22
   1999, 1998, and 1997

Consolidated Balance Sheets at September 30, 1999 and 1998                                                     23

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998                             24
   and 1997

Notes to Consolidated Financial Statements                                                                    25-39

Report of Independent Auditors                                                                                 40

Schedule:
       II.    Valuation and Qualifying Accounts (copy not included in Annual Report)                           41

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


                                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in Thousands Except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------

Net sales...............................................................   $   182,911       $   225,495      $   247,763
Cost of sales ..........................................................       158,324           197,193          220,763
                                                                           -----------       -----------      -----------
Gross profit............................................................        24,587            28,302           27,000
Selling and administrative expenses.....................................        15,948            24,030           22,509
Restructuring and impairments, net......................................           176             7,851            9,188
                                                                           -----------       -----------      -----------
      Operating profit (loss)...........................................         8,463            (3,579)          (4,697)
Interest expense........................................................        (3,499)           (3,751)          (4,194)
Other income (expense), net.............................................           (18)              790               34
                                                                           ------------      -----------      -----------
      Income (loss) before income taxes.................................         4,946            (6,540)          (8,857)

Income taxes............................................................          (417)              159              133
                                                                           ------------      -----------      -----------

Net income (loss).......................................................   $     5,363       $    (6,699)     $    (8,990)
                                                                           ===========       ============     ===========

Basic earnings (loss) per share.........................................   $       .95       $     (1.27)     $     (1.71)
                                                                           ===========       ============     -----------

Diluted earnings (loss) per share.......................................   $       .93       $     (1.27)     $     (1.71)
                                                                           ===========       ============     -----------


See accompanying notes to consolidated financial statements.


                                    NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
-------------------------------------------------------------------------------------------------------------------------

Net income (loss).......................................................   $     5,363       $    (6,699)     $    (8,990)
                                                                            ----------        ----------       ----------
Other comprehensive income (loss):
   Minimum pension liability adjustment.................................         5,831            (4,571)             (62)
   Foreign currency translation adjustments.............................         1,123               914              329
                                                                           -----------       -----------      -----------
   Other comprehensive income (loss)....................................         6,954            (3,657)             267
                                                                           -----------       -----------      -----------
Comprehensive income (loss).............................................   $    12,317       $   (10,356)     $    (8,723)
                                                                            ==========        ==========       ==========


See accompanying notes to consolidated financial statements.


                                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (Dollars in Thousands except Share Data)

------------------------------------------------------------------------------------------------------------------------

                                                                                                            Excess of
                                                                                            Unamortized    Additional
                                                 Retained      Cumulative                     Value of       Pension
                                     Common      Earnings     Translation      Treasury      Restricted  Liability Over
                                     Stock       (Deficit)     Adjustment       Stock          Stock      Unrecognized
                                                                                                              Prior
                                                                                                          Service Cost
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996         $ 27,689      $(36,997)      $(2,175)      $   (713)        $  (73)     $  (1,493)

Restricted stock award activity             31                                        (17)           (22)
Restricted stock amortization                                                                          42
Stock purchase                                                                       (712)
Adjustment for foreign
  currency translation                                                  329
Adjustment of pension liability                                                                                     (62)
Net loss for 1997                                     (8,990)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997         $ 27,720      $(45,987)      $(1,846)       $(1,442)        $  (53)     $  (1,555)

Restricted stock award activity                                                        122          (129)
Restricted stock amortization                                                                          54
Issuance of warrants                       193
Stock contribution to pension plan       (472)                                       1,319
Stock issuance                                                                          33
Stock purchase                                                                        (52)
Adjustment for foreign
  currency translation                                                  914
Adjustment of pension liability                                                                                  (4,571)
Net loss for 1998                                     (6,699)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998         $ 27,441       (52,686)         (932)           (20)          (128)        (6,126)

Restricted stock award activity                                                       (32)             33
Restricted stock amortization                                                                          43
Stock contribution to pension plan         700
Stock issuance                              30
Stock purchase                                                                         (3)
Adjustment for foreign
  currency translation                                                1,123
Adjustment of pension liability                                                                                    5,831
Net income for 1999                                     5,363
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999         $ 28,171      $(47,323)      $    191       $   (55)        $  (52)    $     (295)
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


                                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30
                                                                                                      ------------
                                                                                                 1999            1998

--------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current assets:
      Cash...............................................................................   $        401     $        251
      Receivables, less allowance for doubtful accounts
          ($255 and $560, respectively)..................................................         16,590           24,272
      Inventories........................................................................         13,002           17,966
      Deferred tax asset.................................................................              -            1,721
      Prepaids...........................................................................          1,853            2,347
                                                                                            ------------     ------------
      Total current assets...............................................................         31,846           46,557
Property, plant and equipment, net.......................................................         43,895           50,760
Other assets.............................................................................         22,100           17,761
                                                                                            ------------     ------------
                                                                                            $     97,841     $    115,078
                                                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable...................................................................   $     21,514     $     28,097
      Employee compensation and benefits.................................................          2,055            2,993
      Accrued pension....................................................................            478            1,062
      Other accrued expenses.............................................................          6,332           15,491
      Current accrued postretirement benefit cost........................................          2,400            2,400
      Notes payable to banks and current portion of long-term debt.......................         21,224           24,312
                                                                                            ------------     ------------
      Total current liabilities..........................................................         54,003           74,355
                                                                                            ------------     ------------
Other long-term liabilities..............................................................          5,822            9,286
                                                                                            ------------     ------------
Long-term debt...........................................................................         10,463           14,029
                                                                                            ------------     ------------
Accrued postretirement benefit cost......................................................         46,916           49,859
                                                                                            ------------     ------------
Shareholders' equity:
      Common stock - $.01 par value.
           Authorized 25,000,000 shares; issued 5,735,740 and
              5,470,740 shares, respectively.............................................         28,171           27,441
      Preferred stock - $1.00 par value.
           Authorized 600,000 shares; issued none........................................              -                -
      Retained earnings (deficit)........................................................        (47,323)         (52,686)
      Treasury stock, at cost; 8,044 and 2,669 shares, respectively......................            (55)             (20)
      Unamortized value of restricted stock..............................................            (52)            (128)
      Accumulated other comprehensive income:
           Foreign currency translation adjustment.......................................            191             (932)
           Minimum pension liability adjustment..........................................           (295)          (6,126)
                                                                                            ------------     ------------
                                                                                                 (19,363)         (32,451)
                                                                                            ------------     ------------
                                                                                            $     97,841     $    115,078
                                                                                            ============     ============

See accompanying notes to consolidated financial statements.


                                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
---------------------
Net earnings (loss).....................................................   $     5,363       $    (6,699)     $    (8,990)
Non-cash charges to earnings:
     Depreciation and amortization......................................         8,441             8,695            8,225
     Restructuring and impairments......................................           522             7,484            4,504
Changes  in  short-term   assets  and  liabilities,   net  of  dispositions  and
  restructuring:
     Receivables........................................................         2,721               401                2
     Inventories........................................................         2,619             3,533              940
     Deferred income taxes..............................................          (625)             (174)            (247)
     Prepaids...........................................................            95               608              549
     Accounts payable...................................................        (1,362)            5,636             (321)
     Employee compensation and benefits, accrued pension,
        and other accrued expenses......................................        (6,757)            2,417            1,286
     Currency translation effect on short-term assets and liabilities...           792              (765)             515
Changes in other long-term assets and liabilities.......................        (4,904)           (7,374)           1,118
                                                                           -----------       -----------      -----------
     Net cash provided by operating activities..........................         6,905            13,762            7,581
                                                                           -----------       -----------      -----------

INVESTING ACTIVITIES:
---------------------
  Capital expenditures..................................................        (5,957)          (15,069)          (9,147)
  Disposal of property, plant and equipment.............................         5,829               306                -
                                                                           -----------       -----------      -----------
     Net cash used for investing activities.............................          (128)          (14,763)          (9,147)
                                                                           -----------       -----------      -----------

FINANCING ACTIVITIES:
---------------------
  Term loan advance.....................................................             -             5,610            4,377
  Net payments under revolving credit agreements........................        (2,862)           (1,651)              (4)
  Principal payments under term loans...................................        (3,792)           (3,411)          (3,782)
  Purchases of treasury stock...........................................            (3)              (25)            (719)
  Stock option proceeds.................................................            30                 -                -
                                                                           -----------       -----------      -----------
     Net cash provided by (used for) financing activities...............        (6,627)              523             (128)
                                                                           -----------       -----------      -----------
     Net (decrease) increase in cash....................................           150              (478)          (1,694)
  Cash at beginning of year.............................................           251               729            2,423
                                                                           -----------       -----------      -----------
  Cash at end of year...................................................   $       401       $       251      $       729
                                                                           ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
-------------------------
  Interest paid.........................................................   $     3,342       $     3,756      $     4,212
                                                                           ===========       ===========      ===========
 Cash paid for taxes, net of refunds received...........................   $      (108)      $       115      $        98
                                                                           ===========       ===========      ===========

See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
      --------------------------------------------

      NATURE OF OPERATIONS - The Company produces tire bead wire, welding wire, wire cloth, stainless spring and specialty wire, plated wire, and nonwoven metal fiber materials. The Company also produces filters and inflator housings for automotive air bag inflators. These products are generally sold directly to other manufacturers, principally tire manufacturers and automotive air bag manufactur ers. Its major market includes the United States, with other markets in Canada and Europe.

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

                    Type of Asset                             Depreciable Life
                    -------------                             ----------------
                    Land Improvements........................      10 - 15
                    Buildings................................    10 - 33-1/3
                    Machinery and Equipment..................      3 - 10

      RESEARCH AND DEVELOPMENT - Research and development costs are expensed currently. The Company expended $1,027, $1,567, and $1,463 in 1999, 1998 and 1997, respectively, on research and development activities.

      EARNINGS PER SHARE - On October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. The number of potentially dilutive shares, excluded from the diluted EPS calculation, for the years ended September 30, 1999, 1998, and 1997 include stock options totaling 788,500, 449,250, and 403,250, and warrants totaling 100,000 in all three years. Basic common shares used in calculating basic earnings per share for 1999, 1998, and 1997 were 5,667,000, 5,263,000, and 5,266,000, respectively. Dilutive common shares used in calculating diluted earnings per share for 1999, 1998, and 1997 were 5,770,000, 5,263,000, and
      5,269,000, respectively.

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

      PENSIONS AND OTHER POSTRETIREMENT BENEFITS - During 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosures about pensions and postretirement plans. This statement did not change the measurement or
      recognition   of  the   Company's   plans,   but  resulted  in  additional
      disclosures.

      STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      STATEMENT OF COMPREHENSIVE INCOME - On October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

       INCOME TAXES - Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

      ENVIRONMENTAL CLEANUP MATTERS - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-to-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 10.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments, which consist of cash, receivables, accounts payable, accrued expenses, notes payable and long-term debt, approximate their carrying values.

      SEGMENT REPORTING - During 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 replacing the "industry segment" approach with the "manage ment" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 15).

      RECLASSIFICATION  -  Certain  1998 and 1997  amounts  in the  Consolidated
      Financial   Statements  have  been   reclassified  to  conform  with  1999
      presentation.

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

2.    INVENTORIES
      -----------

      --------------------------------------------------------------------------------------------------------------------
                                                                                                 1999            1998
      --------------------------------------------------------------------------------------------------------------------


      Finished goods.....................................................................    $       128      $     1,140
      Work in process....................................................................          6,273            6,772
      Raw material (including certain partially processed materials).....................          6,601           10,054
                                                                                             -----------      -----------
                                                                                             $    13,002      $    17,966
                                                                                             ===========      ===========


      The material content of domestic steel inventories amounting to $8,109 and $11,727 at September 30, 1999 and 1998, respectively, is valued on a LIFO basis. During 1999, LIFO inventory layers were reduced. The effect of this reduction increased income by $135 during 1999. Had the FIFO method been used, inventory would have been $2,719 and $3,594 higher than that reported at September 30, 1999 and 1998, respectively.

3.    PROPERTY, PLANT AND EQUIPMENT
      -----------------------------

                                                                                            1999                  1998
----------------------------------------------------------------------------------- ---------------- --------- -----------
Land                                                                                    $        251         $         317
Land improvements                                                                              2,092                 2,170
Buildings                                                                                     22,432                25,059
Machinery and equipment                                                                      104,156               132,804
Construction in progress                                                                       7,066                12,637
                                                                                         -----------           -----------
                                                                                             135,997               172,987
Less accumulated depreciation                                                                 92,102               122,227
                                                                                         -----------           -----------
                                                                                        $     43,895         $      50,760
                                                                                         ===========           ===========


4.    RETIREMENT BENEFITS
      -------------------

      The Company and its subsidiaries have several pension plans covering substantially all employees. The Company's policy for qualified plans is to fund the net periodic pension cost accrued for each plan year, but not more than the maximum deductible contribution nor less than the minimum required con tribution.

      The Company sold its wire manufacturing facility in Kidderminster, United Kingdom during 1999. The employees at this facility were covered by a pension plan. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for remaining Company plans, along with a reconciliation to previously disclosed fund assets and benefit obligations due to the disposed United Kingdom facility. In addition, during 1999 the Company changed its valuation date for its pension plans from September 30 to June 30. The effect of this change is reflected in the benefit obligations and plan assets reconciliations.


                                                                                             1999                1998
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
-----------------------------
Benefit obligations, beginning of year.........................................         $     104,864       $       93,375
Benefit obligation of disposed UK facility plan................................              (39,641)             (32,082)
                                                                                         ------------        -------------
Benefit obligations of remaining plans, beginning of year......................         $      65,223       $       61,293
Effect of change to June 30 measurement date...................................                 (780)                    -
Service cost...................................................................                 1,080                  977
Interest cost..................................................................                 4,496                4,481
Plan amendments................................................................                   885                    -
Actuarial (gain) or loss.......................................................               (4,799)                2,101
Benefits paid..................................................................               (4,852)              (3,629)
                                                                                         ------------        -------------
Benefit obligation of remaining plans, end of year.............................         $      61,253       $       65,223
                                                                                         ============        =============

--------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                1998
--------------------------------------------------------------------------------------------------------------------------
Change in plan assets
---------------------
Plan assets, beginning of year.................................................         $     104,066       $      109,043
Fair value of plan assets of disposed UK facility plan.........................              (46,075)             (41,978)
                                                                                         ------------        -------------
Fair value of plan assets of remaining plans, beginning of year................         $      57,991       $       67,065
Effect of change to June 30 measurement date...................................                 7,165                    -
Actual return on assets........................................................                10,471              (5,825)
Company contributions..........................................................                 1,259                  380
Benefits paid..................................................................               (4,852)              (3,629)
                                                                                         ------------        -------------
Fair value of plan assets of remaining plans, end of year......................         $      72,034       $       57,991
                                                                                         ============        =============

--------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Funded status of the plans
--------------------------
Benefit obligation (in excess of) less than fair value of assets...............          $     10,781        $     (7,232)
Amount contributed between measurement date and fiscal year end................                   316                    -
Unrecognized net transition (asset) obligation.................................                 (126)                1,111
Unrecognized prior service cost................................................                 1,858                2,207
Unrecognized net (gain) or loss................................................               (2,661)               12,217
                                                                                          -----------          -----------
Prepaid benefit cost...........................................................          $     10,168        $       8,303
                                                                                          ===========          ===========
Amounts recognized in the statement of financial position consist of:
---------------------------------------------------------------------
Prepaid pension cost...........................................................          $     12,853        $      10,609
Accrued benefit liability......................................................               (2,685)              (2,305)
Additional minimum liability...................................................               (1,011)              (7,362)
Intangible asset...............................................................                   716                1,235
Accumulated other comprehensive income.........................................                   295                6,126
                                                                                          -----------          -----------
Prepaid benefit cost...........................................................          $     10,168        $       8,303
                                                                                          ===========          ===========

      The Company has several plans in which the accumulated benefit obligation exceeds the fair value of plan assets. The accumulated benefit obligation of these plans was $19,249 and $19,883 at September 30, 1999 and September 30, 1998, respectively. The fair value of plan assets for these plans was $16,615 and $12,438 at September 30, 1999 and September 30, 1998,
      respectively.

      Net pension cost related to Company-sponsored plans included the following components. The 1998 and 1997 components have been restated to reflect remaining plans.


      -------------------------------------------------------------------------------------------------------------------
                                                                                1999             1998              1997
      -------------------------------------------------------------------------------------------------------------------

      Service costs -- benefits earned during the year..................   $     1,080       $       977      $       872
      Interest cost on projected benefit obligation.....................         4,496             4,481            4,548
      Expected return on plan assets....................................        (6,715)           (6,767)          (6,120)
      Net amortization and deferral.....................................           322               175              155
      Curtailment loss..................................................           211                 -                -
                                                                           -----------       -----------      -----------
      Net periodic pension expense (income).............................   $      (606)      $    (1,134)     $      (545)
                                                                           ===========       ===========      ===========

      The weighted average discount rate and rate of increase in future compensation levels used in determining the 1999 actuarial present value of the projected benefit obligation were 7.75% and 4.5%, respectively. The 1998 rates were 7.10% and 3.85%, respectively. The expected long-term rate of return on assets was 10.50% in 1999 and 1998. As of September 30, 1999, the plans own 1,963,175 shares of the Company's common stock.

      The Company has an Employee Stock Ownership Plan (ESOP) for its eligible domestic employees. The amount of Company contributions made to the ESOP and charged to expense was $369 for 1999, $431 for 1998, and $427 for 1997.

5.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      -------------------------------------------

      The Company provides certain health care and life insurance benefits for eligible retirees. Eligible retirees include salaried retirees and certain groups of collectively bargained retirees. The health care plan is contributory, with all future retirees' and current salaried retirees' contributions subject to an annual indexing. The Company funds the cost of these benefits on a claims-paid basis.

      The following is a reconciliation of the change in the accumulated periodic post-retirement benefit obligation from October 1, 1997 through September 30, 1999, and a reconciliation of the post-retirement benefit obligation to the accrued amount at September 30, 1999 and 1998:

      --------------------------------------------------------------------------------------------------------------------
                                                                                                 1999              1998
      --------------------------------------------------------------------------------------------------------------------

      Benefit obligation, beginning of year..............................................    $    40,242      $    38,805
      Effect of change to June 30 measurement date.......................................             42                -
      Service cost.......................................................................            199              365
      Interest cost......................................................................          2,101            2,822
      Plan amendments....................................................................         (5,212)               -
      Curtailment gain...................................................................            (79)               -
      Actuarial gain.....................................................................         (8,172)             (24)
      Benefits paid......................................................................         (2,969)          (1,726)
                                                                                             -----------      -----------
      Benefit obligation, end of year....................................................    $    26,152      $    40,242
                                                                                             ===========      ===========

      Status of the plan, unfunded.......................................................    $    26,152      $    40,242
      Unrecognized prior service cost....................................................          5,803            1,756
      Unrecognized net gain..............................................................         17,361           10,261
                                                                                             -----------      -----------
      Accrued post-retirement benefit cost...............................................    $    49,316      $    52,259
                                                                                             ===========      ===========


      The accrued postretirement benefit cost includes approximately $2,400 of expected 1999 and 1998 payments that are included in the balance sheet as a current liability.

      Net  periodic   postretirement   benefit  cost   included  the   following
      c
omponents:

      --------------------------------------------------------------------------------------------------------------------
                                                                                        1999          1998         1997
      --------------------------------------------------------------------------------------------------------------------

         Service cost -- benefits attributed to service during the period..........   $     199    $     365    $     304
         Interest on accumulated postretirement benefit obligation.................       2,101        2,822        2,861
         Net amortization and deferral.............................................      (1,537)        (718)        (868)
         Curtailment gain..........................................................        (737)           -            -
                                                                                      ---------    ---------    ---------
         Total net periodic postretirement benefit cost............................   $      26    $   2,469    $   2,297
                                                                                      =========    =========    =========


      The 1999 curtailment gain relates to the 1998 restructuring and the corresponding reduction in workforce.

      For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be approximately 6.46% for 1999; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1999 by $1,162 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $96.

      The 1999 and 1998 weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.75% and 7.10%, respectively. The weighted-average discount rates used in determining the 1999 and 1998 net periodic postretirement benefit cost were 7.10% and 7.50%, respectively.

      The Company has previously announced it will take action to limit future Company expense increases in retiree health care through the use of limits on the maximum amount of annual funding the Company will provide toward the average costs of retiree health coverage. These limits will be set at a maximum of 3% annual increase in average cost for years through 2005. The level of Company annual funding per retiree will be frozen at the final 2005 levels.

6.    OTHER ASSETS
      ------------

      -------------------------------------------------------------------------------------------------------------------
                                                                                                 1999              1998
      -------------------------------------------------------------------------------------------------------------------

      Equity in affiliates...............................................................    $       337      $       500
      Property held for sale.............................................................          3,878            3,551
      Intangible pension asset...........................................................            716            1,235
      Prepaid pension cost...............................................................         10,646            9,366
      Other..............................................................................          6,523            3,109
                                                                                             -----------      -----------
                                                                                             $    22,100      $    17,761
                                                                                             ===========      ===========


      The property held for sale includes the closed Columbiana, Alabama facility, the closed Guelph, Ontario facility, and the Clifton, New Jersey property.

      During 1988, the Company closed its strip steel and flat wire facility located in Clifton, New Jersey. Due to the environmental regulations in the State of New Jersey, title to industrial real estate cannot be passed without the New Jersey Department of Environmental Protection's written approval. This project has involved demolition of the buildings and continuing environmental remediation from production wastes through use of an on-site landfill and off-site disposal. Cash outlays, primarily related to the remediation, have been capitalized to the extent that, when added to the estimated costs to complete the project, they do not exceed the estimated realizable sale value of the property. In 1999, 1998 and 1997, the Company expensed $759, $367, and $222, respectively, associated with the project.

      The other in 1999 includes a deferred tax asset of $2,346.

7.    DEBT
      ----


      --------------------------------------------------------------------------------------------------------------------
                                                                                                1999               1998
      --------------------------------------------------------------------------------------------------------------------

      Revolving  credit  arrangement  expiring  on October 1, 2001,  interest at prime plus .25% and LIBOR plus 2.25%, and prime plus .50%
           and LIBOR plus 2.50% in 1999 and 1998, respectively............................   $    17,438      $    17,138

      Revolving credit arrangement expiring on November 30, 1999,
           interest at prime plus 4.0%....................................................           264                -

      Promissory  notes  payable in monthly  installments  with the  balance due
           October 1, 2001,  interest  at prime plus .50% and LIBOR plus  2.50%,
           and
           prime plus .75% and LIBOR plus 2.75% in 1999 and 1998, respectively............        13,985           17,542

      Capital lease.......................................................................             -              112

      Credit arrangement expired in January 1999, interest
           at 10.50% in 1998..............................................................             -              124

      Foreign subsidiary operating lines of credit with interest
           at prime plus .50% in 1998.....................................................             -            3,425
                                                                                             -----------      -----------
                                                                                                  31,687           38,341
      Less short-term debt and current portion of long-term debt included
           in current liabilities                                                                 21,224           24,312
                                                                                             -----------      -----------
                                                                                             $    10,463      $    14,029
                                                                                             ===========      ===========


      The prime rate used for calculating interest on September 30, 1999 and 1998 was 8.25%, while the LIBOR rates used on September 30, 1999 and 1998, respectively, were 5.38% and 5.59%.

      The weighted average interest rate for current debt approximates the 9.9% and 9.8% average rates calculated for total debt in 1999 and 1998.

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

      Aggregate maturities on long-term debt, based upon the credit agreements for the two fiscal years subsequent to September 30, 2000, amount to $3,522 in 2001 and $6,941 in 2002. There are no maturities extending beyond 2002.

8.    LEASES
      ------

      Minimum  rental   commitments  under   noncancellable   operating  leases,
      primarily machinery and equipment, in effect at September 30, 1999 were:

                                                                    Operating
                                                                     Leases
                                                                     ------
                     2000....................................         $ 2,218
                     2001....................................           1,041
                     2002....................................             903
                     2003....................................             518
                     2004....................................             321
                     Later years.............................              75

      Operating lease rental expense was $2,697 in 1999, $2,503 in 1998, and $3,212 in 1997. Capital lease payments were $38 in 1999, $90 in 1998, and $571 in 1997.

9.    INCOME TAXES
      ------------

      The domestic and foreign components of earnings (loss) before income taxes are as follows:

      --------------------------------------------------------------------------------------------------------------------
                                                                               1999             1998              1997
      --------------------------------------------------------------------------------------------------------------------

      Domestic..........................................................   $        82       $     1,748      $       163
      Foreign...........................................................         4,864            (8,288)          (9,020)
                                                                           -----------       -----------      -----------
                                                                           $                 $ 4,946(6,540)   $    (8,857)
                                                                           =                 = ===========    ===========

      The provisions for income taxes are as follows:
      --------------------------------------------------------------------------------------
                                                                               1999             1998              1997
      --------------------------------------------------------------------------------------

      Currently payable (recoverable):
           Domestic.....................................................   $        55       $       333      $       380
           Foreign......................................................           153                 -                -
                                                                           -----------       -----------      -----------
                                                                                                 208 333              380
      Deferred:
           Domestic.....................................................          (625)             (174)            (247)
                                                                           ------------      -----------      -----------
                                                                           $            bev     $417)   159      $       133
                                                                           =                    ===========      ===========


      At September 30, 1999, the Company had tax loss carryforwards of $40,400 in the United States. If not utilized to offset future taxable income, $6,900 of the United States loss will expire in 2005, $12,300 in 2006, $900 in 2008, $1,100 in 2009,$300 in 2012, $5,200 in 2018, and $13,700 in
      2019.

      At September 30, 1999, and after giving full effect to the 35% post-1986 investment tax credit reduction required by the Tax Reform Act of 1986, the Company has total United States tax credit carryforwards of approximately $1,400, which expire as follows: 2000, $700; 2001, $500; 2002, $100; and 2003, $100.

      A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                           1999                      1998                       1997
                                                   Actual           %         Actual          %         Actual              %
------------------------------------------------------------------------------------------------------------------------------

      Taxes at federal statutory rate                1,731         35.0       (2,289)     (35.0)     $  (3,100)     (35.0)
      Valuation reserve adjustment                    (625)       (12.6)        (174)      (2.7)          (247)      (2.8)
      Losses with current benefit                   (1,739)       (35.2)      (1,023)     (15.6)             -          -
      Foreign                                          153          3.1            -          -              -          -
      Losses with no current benefit                   164          3.3        3,346       51.1          3,191       36.0
      State taxes                                     (101)        (2.0)         299        4.6            289        3.3
                                                 ----------     --------   ---------    -------      ---------     ------
                                                 $    (417)        (8.4)   $     159        2.4      $     133        1.5
                                                 ==========     ========   =========    =======      =========     ======


      The net deferred tax asset included the following components:

-------------------------------------------------------------------------------------------------------------------------
                                                                                    1999                      1998
-------------------------------------------------------------------------------------------------------------------------

      Deferred tax assets
           Accrued postretirement benefits........................................           19,726                20,903
           Net operating loss carryforwards.......................................           16,164                13,422
           Tax credit carryforwards...............................................            1,358                 1,392
           Environmental reserves.................................................            2,404                 3,146
           Fixed assets...........................................................              552                 1,204
           Inventory reserves.....................................................              835                 1,455
           Reserve against property held for sale.................................            4,842                 4,539
           Other..................................................................            3,972                 7,864
                                                                                        -----------           -----------
                                                                                             49,853                53,925
      Valuation allowance.........................................................          (43,010)              (47,583)
                                                                                        ------------          -----------
                                                                                              6,843                 6,342

      Deferred tax liabilities - pension..........................................           (4,497)               (4,621)
                                                                                        ------------          -----------

      Net deferred tax asset......................................................      $     2,346           $     1,721
                                                                                        ===========           ===========

      During the year, the Company recognized a decrease in net deferred tax assets over liabilities of $3,948. However, the Company decreased the offsetting valuation allowance by $4,573. This resulted in a deferred income tax benefit and a net increase to the deferred tax assets during the year of $625.

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $2,346 of deferred tax assets will be realized. The remaining valuation of $43,010 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. This valuation adjustment will be reviewed on a regular basis and adjustments made as appropriate.

      There are no undistributed earnings of foreign subsidiaries.

10.  ENVIRONMENTAL
     -------------

      At September 30, 1999, the Company had recorded liabilities aggregating $6.7 million for anticipated costs, including site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities related to various environmental matters, primarily the remediation of waste disposal sites, certain non-operating sites, and properties sold by the Company. The amount of the Company's ultimate liability in respect of these matters may be affected by the ultimate cost of remediation. Refer to Environmental Cleanup Matters at Note 1.

11.   RESTRUCTURING AND IMPAIRMENTS
      -----------------------------

      During 1999, net restructuring and impairment costs were approximately $176,000. The restructuring amount includes $899,000 of carrying value adjustments on properties held for sale, including $759,000 related to Athenia Steel, $522,000 for impairment of assets held for future use, offset by gains on the disposition of idle assets, and settlement of employee related restructuring costs of $1,245,000.

      Clifton related costs accounted for $367 of the $7,851 restructuring and impairment cost in 1998. The 1997 restructuring cost of $9,188 includes $8,966 relating to the Kidderminster restructuring and $222 associated with the Clifton, New Jersey property.

      During 1998, the Company recorded a charge of $6,004 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. This charge included $2,876 for severance and benefits for the planned termination of 93 employees, $1,366 to write-down idled equipment to estimated recoverable value, $1,200 to write off the Canadian cumulative translation adjustment, and $562 of lease and environmental project costs determined to have no future benefit as a direct result of the Company's decision to close the Canadian facility. Total 1999 cash outlays for Guelph were $2,135, consisting primarily of cash outlays of $1,892 for the subsequent termination of the 93 employees at Guelph. Severance and personnel related cash outlays during 2000 are expected to be approximately $500.

      As part of the 1998 restructuring, the Company also recorded a charge of $1,480 for severance to reduce support staff in North America by 40 employees and for the termination of approximately 90 employees related to the exit of certain non-airbag related wire product lines. In 1999, the Company made cash outlays for severance and personnel costs of $1,410 for the reduction of 41 support staff personnel and 87 personnel related to the exit of certain product lines. No further liability relating to this charge exists at September 30, 1999.

      During 1997, the Company recorded a charge of $8,966 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. The reductions saved approximately $3,000 in annual salaries. The restructuring also provided for the discontinuing of Kidderminster's manufacture and sales of COPPERPLY wire and certain non-value added weld wire product lines in the United Kingdom. Annual Kidderminster sales were reduced from approximately $35,500 to approximately $27,500 as a result of these actions. In addition to employee-related costs, the restructuring provision includes write-offs of fixed assets related to the discontinued products and provision for ongoing lease commitments for associated equipment and facilities. Cash outlays during 1997 included in the $8,966 restructuring charge were $1,335. Cash outlays during 1999 and 1998 were approximately $430 and $1,825. The 1999 cash outlays were primarily for utility lease costs. Due to the sale of Kidderminster in 1999, there will be no future cash outlays associated with the 1997 restructuring.

12.  OTHER INCOME (EXPENSE), NET
     ---------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                               1999                  1998                  1997
-----------------------------------------------------------------------------------------------------------------------

      Joint venture.......................................     $        37           $         -           $        50
      Rent................................................             198                   257                   258
      Other...............................................            (253)                  533                  (274)
                                                               -----------           -----------           -----------
                                                               $       (18)          $       790           $        34
                                                               ============          ===========           ===========


      In 1999, the $(253) other is primarily foreign exchange losses. In 1998, the $533 other is primarily the gain on disposition of idle assets and foreign exchange gains. In 1997, the $(274) other is primarily foreign exchange losses.

13.   LITIGATION
      ----------

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

14.   STOCK OPTION PLANS
      ------------------

      During 1997, the Stock Option Plan for Nonemployee Directors (the "Directors' Plan") was approved. The Directors' Plan grants options to purchase 2,000 shares of Common Stock on the first business day after the date of each Annual Meeting of Shareholders to each nonemployee director then a member of the Board of Directors. In 1997, 12,000 options were granted at an exercise price of $8.50. In 1998, 14,000 options were granted at an exercise price of $5.8125. In 1999, 14,000 options were granted at an exercise price of $3.9375.

      During 1993, the National-Standard Stock Option Plan (the "1993 Plan") was approved. The 1993 Plan allows the Governance Committee of the Board of Directors, which consists of three members who are not executive employees of the Company, to select employees who will be granted options to purchase shares of common stock at the fair market value on the date of grant. Under the 1993 Plan, 450,000 shares are the maximum amount available to be issued upon the exercise of options, and the term of each option is ten years from the date of the grant. During 1998, an additional 450,000 shares were made available for future grants under the 1993 Plan. During 1999 and 1998, 458,000 and 42,000 options, respectively, were granted to key management employees. The exercise price is $2.9375 for all options granted in 1999, except for 2,000 shares which have an exercise price of $3.375. The exercise price is $5.75 for those granted in 1998.

      All stock options outstanding at September 30, 1999 are currently exercisable.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income
      (loss) available to common shareholders and net income (loss) per common share would have been the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,
                                                                         -------------------------------------------------
                                                                         1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------

      Net income (loss)
         As reported.....................................................  $     5,363       $   (6,699)      $   (8,990)
         Pro forma.......................................................  $     4,926       $   (6,789)      $   (9,137)
      Income (loss) per share
         Basic as reported...............................................  $       .95       $    (1.27)      $    (1.71)
         Diluted as reported.............................................  $       .93       $    (1.27)      $    (1.71)
         Basic pro forma.................................................  $       .87       $    (1.28)      $    (1.74)
         Diluted pro forma...............................................  $       .85       $    (1.28)      $    (1.74)


      For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998, and 1997: dividend yield of 0%; expected volatility of 30%; risk free interest rates ranging from 4.63% to 6.62%; and expected lives ranging from 4.5 years to 4.7 years.

      The status of the stock option plans which provide for the purchase of the Company's common stock is summarized as follows:


                                                       Options                                   Weighted Average
                                                   Outstanding and       Weighted Average          Fair Value of
                                                     Exercisable          Exercise Price          Options Granted
-----------------------------------------------------------------------------------------------------------------------

      Balance, September 30, 1996....................         350,500             $      9.05

      Transactions during 1997:
         Options granted.............................          55,000                    7.33
         Options cancelled...........................          (2,250)                  10.63
                                                          -----------             -----------
         ............................................         403,250             $      8.80             $      2.67
      Transactions during 1998:
         Options granted.............................          56,000                    5.77
         Options cancelled...........................         (10,000)                   7.76
                                                          -----------             -----------
         ............................................         449,250                    8.44             $      2.06
      Transactions during 1999:
         Options granted.............................         472,000                    2.97
         Options cancelled...........................        (122,750)                   7.57
         Options exercised...........................         (10,000)                   2.94
                                                          ------------            -----------

      Balance, September 30, 1999                             788,500             $      5.37             $       .98
                                                          ===========             ===========


      The following table summarizes information about stock options outstanding at September 30, 1999:

----------------------------------------------------------------------------------------------------------------------
                                                                                   Options Outstanding and Exercisable
                                                                                   -----------------------------------
                                                                     Weighted-                 Weighted-
                                                                      Average                   Average
                                                Number               Remaining                 Exercise
Range of Exercise Prices                       of Shares         Contractual Life                Price
----------------------------------------------------------------------------------------------------------------------

         $10.625.................................       60,000            5.50 years                   $10.625
         $  7.00     -   8.625...................      245,000            4.39 years                 $  8.38
         $  5.75     -   5.8125..................       39,500            8.23 years                 $  5.77
         $  2.9375 -   3.9375....................      444,000            9.01 years                 $  2.97


      A Restricted Stock Award Program ("Plan") was established in 1989. The Plan provides for grants of shares of common stock to selected employees, subject to forfeiture if employment terminates prior to the end of the prescribed restricted period. Such stock shall be made available from authorized and unissued shares of common stock or treasury stock of the Company. However, the maximum number of shares that may be issued at any time under the Plan is 250,000. At September 30, 1999, certain employees held 23,675 shares of restricted common stock of the Company. Awards for 17,000 of these shares were granted in 1998. During 1999, 11,275 shares were vested or forfeited. The amount of compensation represented by the grant of restricted stock is amortized over a four-year vesting period.

15.   SEGMENT INFORMATION
      -------------------

      In 1999, the Company adopted Statement of Financial  Accounting  Standards
      (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are based upon the nature of products within the Company. The products comprising the reportable segments are managed separately and have differing technology and marketing strategies. Management evaluates performance for both segments based upon operating earnings before interest and income taxes.

      The Company currently operates in two segments: the Wire Products segment, and the Engineered Products segment. The Wire Products segment manufactures and sells various types of wire, including tire bead wire, welding wire, and plated and cored wires. These wire products are primarily used by customers in the manufacture of their products. The Engineered Products segment manufactures and sells products constructed from wire and other materials. Significant product offerings in this segment include non-woven metal fiber materials, wire cloth, and filters and inflator housings for the automotive air bag inflator market.

      The   following  is  a  summary  of  the  Company's   reportable   segment
      information. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.


-------------------------------------------------------------------------------------------------------------------------
                                                       Wire           Engineered        Eliminations
1999                                                 Products          Products         & Corporate          Total
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $135,330           $55,794           $(8,213)          $182,911
Operating profit (loss)                                     17,680             6,543           (15,760)             8,463
Total assets                                                52,310            22,379             23,152            97,841
Depreciation and amortization                                4,164             3,320                957             8,441
Capital expenditures                                         4,601               628                728             5,957


-------------------------------------------------------------------------------------------------------------------------
                                                       Wire           Engineered        Eliminations
1998                                                 Products          Products         & Corporate          Total
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $166,963           $68,103           $(9,571)          $225,495
Restructuring expenses                                       6,004               700              1,147             7,851
Operating profit (loss)                                      5,459             7,540           (16,578)           (3,579)
Total assets                                                61,887            30,447             22,744           115,078
Depreciation and amortization                                4,394             3,607                694             8,695
Capital expenditures                                        14,356               604                109            15,069


-------------------------------------------------------------------------------------------------------------------------
                                                       Wire           Engineered        Eliminations
1997                                                 Products          Products         & Corporate          Total
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $176,026          $117,758          $(46,021)          $247,763
Restructuring expenses                                       9,188                 -                  -             9,188
Operating profit (loss)                                      9,349             4,135           (18,181)           (4,697)
Depreciation and amortization                                4,367             3,412                446             8,225
Capital expenditures                                         5,286             2,768              1,093             9,147



      Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:





-------------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ending September 30,
                                                                        1999               1998                1997
-------------------------------------------------------------------------------------------------------------------------
Total operating profit (loss) for reportable segments                     $ 8,463           $ (3,579)          $ (4,697)
Interest expense                                                          (3,499)             (3,751)            (4,194)
Other income, net                                                            (18)                 790                 34
                                                                   --------------     ---------------     --------------
Income (loss) before income taxes                                           4,946             (6,540)            (8,857)
Income taxes                                                                (417)                 159                133
                                                                   --------------     ---------------     --------------
Net income (loss)                                                         $ 5,363           $ (6,699)          $ (8,990)
                                                                   ==============     ===============     ==============


      The Company operates its business segments primarily in two geographic areas - United States and Europe. Due to its nature and relative immateriality, the operation in Canada has been combined with the operations in Europe and the combined total reported as foreign operations.


-------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ending September 30,
Net sales                                                                 1999               1998                1997
-------------------------------------------------------------------------------------------------------------------------
United States                                                              $169,357            $187,921           $240,311
Foreign operations                                                           21,767              47,145             53,473
Eliminations                                                                (8,213)             (9,571)           (46,021)
                                                                     --------------     ---------------     --------------
Total                                                                      $182,911            $225,495           $247,763
                                                                     ==============     ===============     ==============


-------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ending September 30,
Assets                                                                    1999               1998                1997
-------------------------------------------------------------------------------------------------------------------------
United States                                                              $ 67,821            $ 70,826           $ 73,256
Foreign operations                                                            2,879              18,786             18,614
Corporate                                                                    27,141              25,466             21,315
                                                                     --------------     ---------------     --------------
Total                                                                      $ 97,841            $115,078           $113,185
                                                                     ==============     ===============     ==============


      Sales to unaffiliated customer which individually totaled 10% or more of consolidated sales include sales to three customers of $24,491, $18,803, and $15,298 in 1999; $32,661, $22,423, and $18,092 in 1998; and $38,188,
      $29,111, and $26,769 in 1997, respectively.

      Accounts receivable from unaffiliated customer which totaled 10% or more of the consolidated receivables include receivables from three customers of $2,326, $1,065, and $1,021 at September 30, 1999 and of $3,363, $1,036,
      and $898 at September 30, 1998, respectively.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         ------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                 First                   Second                   Third                   Fourth
                                                Quarter                 Quarter                  Quarter                 Quarter
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
------------------
Net Sales........................                 $ 52,574                $ 50,049                 $ 41,632                $ 38,656
Gross profit.....................                    6,414                   6,957                    5,643                   5,573
Earnings:
   Net...........................                      512                   2,052                    2,360                     439
   Per share:
        Basic....................                     0.09                    0.36                     0.41                    0.08
        Diluted..................                     0.09                    0.35                     0.40                    0.07
Common stock:
   Market Price
       High......................                  3-15/16                   4-1/8                   6-7/16                   5-7/8
       Low.......................                    2-1/2                       3                    2-7/8                   2-3/8

SEPTEMBER 30, 1998
------------------
Net Sales........................                 $ 56,941                $ 57,959                 $ 55,695                $ 54,900
Gross profit.....................                    6,453                   6,968                    7,636                   7,245
Earnings:
   Net...........................                      206                     127                      199                 (7,231)
   Per share:
       Basic.....................                     0.04                    0.02                     0.04                  (1.35)
       Diluted...................                     0.04                    0.02                     0.04                  (1.35)
Common stock:
   Market Price
       High......................                   8-1/16                   6-7/8                    6-1/8                       5
       Low.......................                    5-1/8                  5-5/16                  4-13/16                  3-1/16




Common stock market prices are as reported in The Wall Street Journal. Common stock is traded on the American Stock Exchange.

At September 30, 1999, there were 964 shareholders.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG LLP



Chicago, Illinois
November 10, 1999

                                      NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                                        SCHEDULE II
                                             VALUATION AND QUALIFYING ACCOUNTS
                                      Years Ended September 30, 1999, 1998, and 1997


-----------------------------------------------------------------------------------------------------------------------

                                                                           1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------

      (In thousands)


      Allowance for Doubtful Accounts:
        Balance at Beginning of Period.....................................     $    560       $     382      $     380
           Additions Charged to Costs and Expenses.........................            -             180             11
           Recoveries of Accounts Previously Written Off...................            -               -              1
           Deductions......................................................         (305)             (2)           (10)
                                                                                ---------      ----------     ---------
      BALANCE AT END OF PERIOD.............................................     $    255       $     560      $     382
                                                                                ========       =========      =========


                            NATIONAL-STANDARD COMPANY

                                INDEX TO EXHIBITS

EXHIBIT
-------

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

         (xi) Employment Agreements for Mr. Kalich and Mr. Savitske (incorporated by reference to Registrant's Annual Proxy Statement relating to the Annual Meeting of Shareholders to be held January 27, 2000, filed December 23, 1999).

         (b)    Foothill Debt Agreements

         (i) Amended and Restated Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of September 17, 1997 (incorporated by reference to Exhibit
                (10)(b) to Registrant's Annual Report on Form 10-K for 1997, filed December 12, 1997).

         (ii) Amendment Number Two to Amended and Restated Loan and Security Agreement (incorpo rated by reference to Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for 1998, filed December 18, 1998).

         (iii) Amendment Number Three to Amended and Restated Loan and Security Agreement.

         (iv) Amendment Number Four to Amended and Restated Loan and Security Agreement.

         (v) Amendment Number Five to Amended and Restated Loan and Security Agreement.

(21)     Subsidiaries of National-Standard Company.

(23)     Consent of KPMG LLP.

(24)     Powers of Attorney.

(27)     Financial Data Schedule.