Form 10-Q
period 2000-01-02
NATIONAL STANDARD CO
filed 2000-02-11
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended              January 2, 2000
                     ----------------------------------------------------

Commission file number                1-3940
                       ---------------------------------------------

                            National-Standard Company
                           --------------------------
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

                                                             [X] Yes  [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class             Shares Outstanding at February 7, 2000
         -------------------              -------------------------------------
    Common Stock, $ .01 par value                     5,788,549

Part I.  FINANCIAL INFORMATION
         ---------------------

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)


                                                            Three Months Ended
                                                        January 2,       January 3,
                                                           2000             1999
                                                           ----             ----

Net Sales                                               $    38,186    $    52,574

Cost of sales                                                34,271         46,160
                                                        -----------    -----------
  Gross profit                                                3,915          6,414

Selling and administrative expenses                           7,421          4,910
                                                        -----------    -----------
  Operating profit (loss)                                    (3,506)         1,504

Interest expense                                               (817)        (1,009)

Other income                                                     39             17
                                                        -----------    -----------
  Income (loss) before income taxes                          (4,284)           512

Income taxes                                                     40              0
                                                        -----------    -----------
  Net income (loss)                                     $    (4,324)   $       512
                                                        ===========    ===========


Basic and diluted earnings (loss) per share             $      (.75)   $       .09

Dividends per share                                     $      0.00    $      0.00

Basic and diluted weighted average shares outstanding     5,730,176      5,485,099







See accompanying notes to consolidated financial statements.

                   National-Standard Company and Subsidiaries

           Consolidated Statements of Comprehensive Income (Unaudited)
           -----------------------------------------------------------

                                     ($000)

                                               Three Months Ended
                                             January 2,  January 3,
                                               2000        1999
                                               ----        ----

Net income (loss)                             $(4,324)   $   512
                                              -------    -------

Other comprehensive income (loss):

   Foreign currency translation adjustments       (35)        93
                                              -------    -------

   Other comprehensive income (loss)              (35)        93
                                              -------    -------

Comprehensive income (loss)                   $(4,359)   $   605
                                              =======    =======





See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ($000)

Assets                                                                   January 2, 2000                September 30, 1999
------                                                                   ---------------                ------------------
                                                                          (Unaudited)
Current assets:
   Cash                                                                         $        212                     $        401
   Receivables, net                                                                   16,282                           16,590
   Inventories:
      Raw material                                               $      6,994                     $      6,601
      Work-in-process                                                   7,020                            6,273
      Finished goods                                                      236         14,250               128         13,002
                                                                  -----------                      -----------
   Prepaid expenses                                                                    1,786                            1,853
                                                                                 -----------                      -----------
      Total current assets                                                      $     32,530                     $     31,846

   Property, plant and equipment                                 $    137,106                     $    135,997
      Less accumulated depreciation                                    93,697         43,409            92,102         43,895
                                                                  -----------                      -----------
   Other assets                                                                       19,490                           22,100
                                                                                 -----------                      -----------
                                                                                $     95,429                     $     97,841
                                                                                 ===========                      ===========
Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                                             $     21,710                     $     21,514
   Employee compensation and benefits                                                  1,536                            2,055
   Accrued pension                                                                       478                              478
   Other accrued expenses                                                              8,036                            6,332
   Current accrued postretirement benefit cost                                         2,400                            2,400
   Notes payable to banks and current portion of
      long-term debt                                                                  19,936                           21,224
                                                                                 -----------                      -----------
      Total current liabilities                                                 $     54,096                     $     54,003

Long-term debt                                                                        12,289                           10,463
Other long-term liabilities                                                            5,847                            5,822
Accrued postretirement benefit cost                                                   46,916                           46,916
Stockholders' equity:
   Common stock-- $ .01 par value.  Authorized
   25,000,000 shares; issued 5,743,740 and 5,735,740
   shares, respectively                                          $     28,204                     $     28,171
   Retained deficit                                                   (51,647)                         (47,323)
                                                                  -----------                      -----------
                                                                 $    (23,443)                    $    (19,152)

Less:     Unamortized value of restricted stock                            77                               52
          Treasury stock, at cost, 9,222 and 8,044
             shares, respectively                                          60                               55
          Other comprehensive income:
            Foreign currency translation adjustments                     (156)                            (191)
            Minimum pension liability adjustment                          295        (23,719)              295        (19,363)
                                                                  -----------    -----------       -----------        -------
                                                                                $     95,429                     $     97,841
                                                                                 ===========                      ===========

See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                     ($000)

                                                                               Three Months Ended
                                                                          January 2,          January 3,
                                                                             2000                1999
                                                                             ----                ----

Net cash provided by operating activities                                $       580         $     (297)

Investing Activities:
--------------------
   Capital expenditures                                                       (1,302)            (1,245)
                                                                          -----------         ---------
        Net cash used for investing activities                                (1,302)            (1,245)
                                                                          ----------          ---------

Financing Activities:
--------------------
   Term loan advance                                                           3,000                 --
   Net borrowings (reduction) under revolving credit agreements               (1,288)             2,640
   Principal payments under term loans                                         (1,174)             (1,003)
   Other                                                                          (5)                (4)
                                                                          ----------          ---------
      Net cash provided by financing activities                                  533              1,633
                                                                          ----------          ---------

Net increase (decrease) in cash                                                 (189)                91

Beginning cash                                                                   401                251
                                                                          ----------          ---------

Ending cash                                                              $       212         $      342
                                                                          ==========          =========


Supplemental Disclosures:
------------------------
   Interest paid                                                         $       821         $      793
                                                                          ==========          =========

   Cash paid for taxes, net of refunds received                          $      (113)        $        2
                                                                          ===========         =========






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

        The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1999 National-Standard Company Form 10-K, Annual Report, and this report should be read in conjunction therewith.

2. The results of operations for the three-month period ended January 2, 2000 are not necessarily indicative of the results to be expected for the full year.

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the first  quarter of Fiscal  2000  decreased  27.4% over the same
period  last  year.  Gross  margin   percentages  were  10.3%  for  the  current
three-month period compared to 12.2% for the same period last year.

Sales for the first quarter of fiscal year 2000 were $38.2 million, compared to $52.6 million for the same period last year. Last year's sales include $6.1 million from the Kidderminster, United Kingdom operation which was sold in March of 1999 and $1.3 million of sales from the non-air bag wire cloth product lines which were sold in February of 1999. Excluding the $6.1 million of sales from Kidderminster and the $1.3 million of non-air bag wire cloth, sales declined $7.0 million or 15.4% from last year.

Sales of wire products declined 9.5% in the first quarter from last year due primarily to lower selling prices, the inability to recover weld wire sales lost last year due to the closure of the Canadian facility, and inventory adjustments taken by several customers over the holidays.

Sales of engineered products declined 28.6% from last year, excluding the divested product lines. The reason for the decline is primarily due to lower unit prices for new air bag inflator filter constructions and extended shutdowns taken by several customers over the holidays.

The gross margin percentage decrease from the same three-month period last year is largely attributable to the decrease in sales volume and price this year as well as a slight increase in cost. The increase in cost from the same period last year is primarily related to the ramp-up of new products in the Engineered Products Division.

Net losses for the quarter were $4.3 million or 75 cents per share versus a net income of $ .5 million or 9 cents per share last year. The $4.8 million decrease in income from last year reflects $2.8 million of non-recurring charges taken in the first quarter this year, along with softer than expected sales as previously discussed.

During  the first  quarter,  the  Company  recorded  a $1.3  million  charge for severance and pension charges related to a realignment of organizational responsibilities. In conjunction, several new executive appointments were made as well as other management realignments within the business units. Additionally, the Company recorded a $1.5 million charge to reserve for the likely uncollectibility of notes receivable from the March 1999 sale of its former facility in Kidderminster, United Kingdom. In early January 2000, the Company learned that those operations had been placed in receivership but are continuing to operate while a buyer is sought. The Company will be monitoring this situation to see that its intellectual property, manufacturing processes, and technical information licensed as part of the original sale are protected to the extent possible.

Interest expense of $ .8 million in the current three-month period decreased 19% from the same three-month period last year due primarily to a lower level of borrowings.

The Company remains in an operating loss carryforward position in the United States and Canada.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total borrowings increased $ .5 million during the quarter, due primarily to fund working capital requirements.

The Company's credit facility provides for up to $55.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. During the first quarter of Fiscal 2000, the Company renewed its credit facility originally entered into in 1994 to December 28, 2002. The loans are fully secured by the Company's assets.

The Company believes adequate funding is in place to fund future growth and meet the market demand for our products.

The total number of shares of National-Standard Common Stock outstanding on January 2, 2000 were 5,734,518. The Pension Master Trust holds 1,963,175 shares of National-Standard common stock, 34% of the total shares outstanding.

RESTRUCTURING AND IMPAIRMENTS
-----------------------------

The Company's consolidation of its North American wire manufacturing operations that had begun during 1998 continued in 1999. In 1998, the Company closed its Guelph, Ontario facility and relocated certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities incurring a restructuring charge of $6.0 million. The $6.0 million charge included $2.9 million for benefits relating to the termination of 93 employees, $1.4 million for a write-down of idled equipment, $1.2 million to write off the Canadian cumulative translation adjustment, and $ .5 million of lease and environmental project costs which have no future benefit as a result of the Guelph closure. In Fiscal 1999, the Company incurred $2.1 million of cash outlays relating to the Guelph closure, $1.9 million of which related to the employee termination. The liability at the end of Fiscal 1999 was approximately $ .7 million. Cash outlays of $ .1 million during the first quarter reduced the liability at the end of the quarter to approximately $ .6 million.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS
---------------------------------------------------

Although there can be no assurance that there will be no problems related to the Year 2000 (Y2K), as of the date of this filing Y2K has not resulted in any disruption or interruption of the Company's manufacturing facilities, information systems, or relationships with suppliers or customers. The total costs associated with its Y2K readiness program were not material to the Company's financial position or results from operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no material changes in the Company's market risk during the three-month period ended January 2, 2000. For additional information, refer to
Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

"SAFE HARBOR" STATEMENT  UNDER THE  PRIVATE SECURITIES  LITIGATION REFORM ACT OF
 1995
--------------------------------------------------------------------------------

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to protection of intellectual property, manufacturing processes, and technical information licensed to Kidderminster, adequate funding for future growth, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, changes in interest rates on the Company's term loans and credit lines, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (10)

                  (b)  Foothill Debt Agreements

                  (vi) Amendment Number Six to Amended and Restated Loan and Security Agreement

                  (27)  Financial Data Schedule

            (b) There were no reports on Form 8-K filed during the three months ended January 2, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL-STANDARD COMPANY
                                        -------------------------
                                        Registrant


Date    February 11, 2000               /s/ R. B. Kalich
     ----------------------------       ----------------
                                        R. B. Kalich
                                        President and Chief Executive Officer


Date    February 11, 2000               /s/ M. K. Conn
     ----------------------------       --------------
                                        M. K. Conn
                                        Vice President, Finance & Administration
                                        and Chief Financial Officer