Form 10-K405/A
period 1999-09-30
NATIONAL STANDARD CO
filed 2000-03-20
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  September 30, 1999
                                -------------------

Commission file number:   1-3940
                         -------


                            NATIONAL-STANDARD COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Indiana                                       38-1493458
---------------------------------------        ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

    1618 Terminal Road, Niles, Michigan                     49120
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's  telephone number,  including area code: (616) 683-8100
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
    Common stock, $.01 par value                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:            NONE
                                                                  ----------
                                                                (Title of Class)

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

The sequential page in this report where the Exhibit Index appears is page 43.

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

During 1998, the Company recorded a charge of $4,804,000 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. During 1999, cash outlays of approximately $2,135,000 were made primarily for employee related, environmental and lease termination costs related to the charge. The Company expects to incur cash outlays during 2000 of approximately $500,000 primarily for employee related costs related to the 1998 charge. The Company also incurred approximately $1,000,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. No additional equipment relocation costs are expected in 2000.

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

INTERNATIONAL OPERATIONS
------------------------

The Company has foreign subsidiaries in Canada and the United Kingdom. The Canadian subsidiary ceased manufacturing at the Guelph, Ontario facility in December 1998, following the 1998 restructuring plans. The Guelph land and building are held for sale. The United Kingdom subsidiary sold the wire manufactur ing facility in Kidderminster, United Kingdom during 1999. The remaining United Kingdom facility in Peterlee currently operates in the Engineered Products segment manufacturing tubular housings for the air bag inflator market in Europe. The financial information about foreign and domestic operations for the three years ended September 30, 1999 is included in Note 16 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report. Foreign operations are subject to the usual risks of doing business abroad, such as possible devaluation of currency, restrictions on the transfer of funds and, in certain parts of the world, political instability.

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

                                    PART II.
ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
MATTERS
--------------------------------------------------------------------------------
Common stock market prices, information on stock exchanges and number of shareholders is included in Note 16 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" section of this Report (incorporated herein by this reference). No dividends were paid during fiscal 1999 or 1998, nor during the portion of fiscal 2000 prior to filing of this Report. Under current loan agreements, the Company is restricted from paying any dividends. Future dividends will be based on the Company's financial performance.

ITEM 6. SELECTED  FINANCIAL  DATA (In  thousands,  except per share and employee data)
--------------------------------------------------------------------------------
The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Specifically, discussions regarding accounting changes, divestitures, and other related information that affects the comparability of this data can be found in Items 7, 8, and 14 herein.


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
                                                            Restated
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
------------
Net sales                                   $   182,911     $   225,495      $   247,763      $   248,554     $   247,420
Operating profit (loss)                     $     8,463     $    (2,379)     $    (4,697)     $     8,871     $    12,924
Net earnings (loss)                         $     5,363     $    (5,499)     $    (8,990)     $     8,852     $     7,350
AT YEAR-END:
-----------
Shareholders' equity                        $   (19,363)    $   (32,451)     $   (23,163)     $   (13,762)    $   (21,475)
Net current assets (liabilities)            $   (22,157)    $   (27,798)     $   (13,814)     $    (7,492)    $    10,471
Total assets                                $    97,841     $   115,078      $   113,185      $   114,688     $   116,099
Long-term debt                              $    10,463     $    14,029      $    12,219      $    11,203     $    34,152
Ratio of current assets to
  current liabilities                          .6 : 1.0        .6 : 1.0         .8 : 1.0         .9 : 1.0       1.2 : 1.0
Common shares outstanding                         5,728           5,468            5,224            5,323           5,385
Basic average common shares outstand-
  ing used in per share calculations              5,667           5,263            5,266            5,358           5,373
Diluted average common shares out-
 standing used in per share calculation           5,770           5,263            5,269            5,369           5,507
Number of employees                                 840           1,284            1,406            1,495           1,403
PER COMMON SHARE:
-----------------
Basic net earnings (loss)                   $        .95    $     (1.04)     $     (1.71)     $      1.65     $      1.37
Diluted net earnings (loss)                 $        .93    $     (1.04)     $     (1.71)     $      1.65     $      1.33
Dividends declared                          $        .00    $       .00      $       .00      $       .00     $       .00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------
               (Dollars in thousands except share data)
RESULTS OF OPERATIONS
---------------------
Net sales in 1999 declined by 18.9% from 1998 levels due primarily to the sale of the Company's wire operation in Kidderminster, United Kingdom, combined with sales declines in both the wire products segment and the engineered products segment. The Company sold the Kidderminster operation during its second fiscal quarter ended April 4, 1999. Sales from Kidderminster in 1999 up to the time of the sale were $10,454 compared to annual sales of $27,546 and $35,500 in 1998 and 1997, respectively.

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

Over the past several years, the Company's strategy has been to focus on a core wire business and to develop the Engineered Products' air bag filtration materials business. This strategy has led to the divestiture of the non-core specialty wire business and all of its non-wire related businesses. During 1998, the Company recorded a charge of $4,804 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. 1999 cash outlays related to the charge were $2,135 primarily for employee termination costs. The Company also incurred $1,000 of costs to relocate certain equipment from Guelph to Stillwater and Niles during 1999. These costs were not included in the 1998 charge in accordance with generally accepted accounting principles. The Company further provided $1,480 to reduce support staff in North America by 41 employees and exit certain non-air bag related wire cloth product lines. During 1997, the Company recorded a charge of $8,966 for restructuring the Company's operations in Kidderminster. The restructuring charge included severance costs and estimated pension related costs for 124 employees, reducing the Kidderminster workforce from 345 to 221. Cash outlays during 1997 included in the $8,966 restructuring charge were $1,335. Cash outlays during 1998 were approximately $1,825, while outlays during 1999 were approxi mately $430. While the Kidderminster restructuring achieved the anticipated reduction in manufacturing costs, declining selling prices more than offset the savings, and net operating results in Kidderminster did not improve. The Company sold the Kidderminster wire manufacturing operation during the second quarter ended April 4, 1999.

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


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------

NET SALES
---------
  Remaining operations                 $    170,735       $   192,632      $   205,546       $   200,466      $   201,913
  Divested operations                        12,176            32,863           42,217            48,088           45,507
                                       ------------       -----------      -----------       -----------      -----------
  Total                                $    182,911       $   225,495      $   247,763       $   248,554      $   247,420
                                        ===========        ==========      ===========       ===========      ===========
GROSS PROFIT (LOSS)
-------------------
  Remaining operations                 $     24,664       $    29,407      $    27,050       $    30,339      $    35,152
  Divested operations                           (77)           (1,105)             (50)            1,782            2,176
                                       -------------      ------------     ------------      -----------      -----------
  Total                                $     24,587       $    28,302      $    27,000       $    32,121      $    37,328
                                        ===========        ==========      ===========       ===========      ===========
GROSS PROFIT %
--------------
  Remaining operations                        14.4%             15.3%            13.2%             15.1%            17.4%
                                       ------------       ===========      ===========       ===========      ===========
  Divested operations                          (.6%)            (3.4%)           (0.1%)             3.7%             4.8%
                                       =============      ============     ============      ===========      ===========
  Total                                       13.4%             12.6%            10.9%             12.9%            15.1%
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

In 1999, 1998, 1997, 1996, and 1995,  $176,  $6,651,  $9,188,  $254, and $2,842,
respectively, the net cost of restructuring the Company in those years includes the carrying amount adjustments on nonproductive facilities and idle equipment of $522, $2,640, $1,208, $0, and $120, respectively; and severance costs of the salaried and hourly workforce. In 1999, the Company recognized a gain of $600 upon the sale of the Kidderminster wire operation. All of these are included in operating costs. The 1995 net cost of restructuring also included $1,400 for the Columbiana plant environmental stabilization. The 1996 net cost of restructuring of $254 was associated with costs related to the Clifton, New Jersey property. The 1997 net cost of restructuring of $9,188 includes $8,966 related to the Kidderminster restructuring, and $222 was associated with costs related to the Clifton, New Jersey property.

The 1999 and 1998 net restructuring and impairment costs of $176 and $6,651 include $759 and $367 associated with the Clifton, New Jersey property. The Company expects to incur approximately $2,500 of cash outflows related to the Clifton property in 2000.

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


-------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
                                                            Restated
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Remaining operations                    $    15,091       $    21,614      $    19,937       $    19,302      $    17,986
Divested operations                             857             2,416            2,572             3,694            3,576
Restructuring costs                             176             6,651            9,188               254            2,842
                                        -----------       -----------      -----------       -----------      -----------
Total                                   $    16,124       $    30,681      $    31,697       $    23,250      $    24,404
                                        ===========       ===========      ===========       ===========      ===========
AS A PERCENT OF SALES
---------------------
Remaining operations                           8.8%             11.2%             9.7%              9.6%             8.9%
                                        ===========       ===========      ===========       ===========      ===========
Divested operations                            7.0%             7.4 %             6.1%              7.7%             7.9%
                                        ===========       ===========      ===========       ===========      ===========
Total                                          8.8%             13.6%            12.8%              9.4%             9.9%
                                        ===========       ===========      ===========       ===========      ===========


The net effect of all the above elements is seen in the Company's operating profit (loss).



--------------------------------------------------------------------------------------------------------------------------
                                             1999             1998              1997             1996              1995
                                                            Restated
--------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)
-----------------------
Remaining operations                    $     9,573       $     7,793      $     7,113       $    11,037      $    17,166
Divested operations                            (934)           (3,521)          (2,622)           (1,912)          (1,400)
Restructuring costs                            (176)           (6,651)          (9,188)             (254)          (2,842)
                                        ------------      ------------     -----------       -----------      -----------
Total                                   $     8,463       $    (2,379)     $    (4,697)      $     8,871      $    12,924
                                        ===========       ============     ============      ===========      ===========


Operating profit by Geographic Area is presented in Note 16 of Notes to Consolidated Financial Statements in Item 8.

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


-------------------------------------------------------------------------------------------------------------------
                                                                                                           2004
                                                 2000          2001           2002           2003       and After
-------------------------------------------------------------------------------------------------------------------

Revolving credit                               $ 17,438            -              -               -             -
   Average interest rate                           7.8%

Revolving credit                             $      264            -              -               -             -
   Average interest rate                            12%

Promissory notes payable                      $   3,522       $3,522         $6,941               -             -
   Average interest rate                           8.0%         8.0%           8.0%


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                -------------------------------------------

The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Schedule are set forth on pages 19 to 42 of this Report and are incorporated herein by reference.

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


-----------------------------------------------------------------------------------------------------------------------
         Name                      Age                Present Position                    Date Assumed Present Position
-----------------------------------------------------------------------------------------------------------------------

Ronald B. Kalich                   52    President and Chief Executive Officer                       1999
Michael K. Conn                    46    Vice President, Finance and Administration                  2000
David L. Lawrence                  52    Treasurer, Assistant Secretary                              1987
Timothy C. Wright                  58    General Counsel and Secretary                               1996


All of the above-named officers of the Registrant have been employees of the Company for more than five years except Messrs. Kalich and Wright.

Mr. Conn was appointed Vice President, Finance & Administration and Chief Financial Officer on January 3, 2000, following the retirement of Mr. Grafer, who previously held the position. Mr. Conn has been with the Company for 13 years and previously served as Director of Tax and Financial Reporting and more recently as Director of Administration. Prior to joining the Company, Mr. Conn, a CPA, held various positions with Price Waterhouse from 1977 to 1986.

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

                                 NATIONAL-STANDARD COMPANY

                                    /s/ Ronald B. Kalich
                                 -----------------------------------------------
                                 Ronald B. Kalich
                                 President and Chief Executive Officer, Director

                                    /s/ Michael K. Conn
                                 -----------------------------------------------
                                 Michael K. Conn
                                 Vice President, Finance and Administration
                                 (Principal Financial and Accounting Officer)

Dated: March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  DAVID F. CRAIGMILE       Chairman of the Board  )
  RANKO CUCUZ              Director               ) - By:  /s/ Timothy C. Wright
  ERNEST J. NAGY           Director               )        Timothy C. Wright
  MICHAEL B. SAVITSKE      Vice Chairman          )        Attorney-in-Fact
  CHARLES E. SCHROEDER     Director               )
  DONALD R. SHELEY, JR.    Director               )
  DONALD F. WALTER         Director               )        March 15, 2000

                            NATIONAL-STANDARD COMPANY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


----------------------------------------------------------------------------------------------------------
                                                                                            Page Reference
                                                                                             in Report on
                                                                                               Form 10-K
---------------------------------------------------------------------------------------------------------

Consolidated Statements of Operations for the years ended September 30, 1999,                     20
   1998 (restated), and 1997

Consolidated Statements of Comprehensive Income for the years ended                               21
   September 30, 1999, 1998 (restated),  and 1997

Consolidated Statements of Shareholders' Equity for the years ended September 30,                 22
   1999 (restated), 1998 (restated), and 1997

Consolidated Balance Sheets at September 30, 1999 (restated) and 1998 (restated)                  23

Consolidated Statements of Cash Flows for the years ended September 30, 1999,                     24
   1998 (restated), and 1997

Notes to Consolidated Financial Statements                                                       25-40

Report of Independent Auditors                                                                    41

Schedule:
       II.    Valuation and Qualifying Accounts (copy not included in Annual Report)              42

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



                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in Thousands Except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
                                                                                               Restated
-------------------------------------------------------------------------------------------------------------------------

Net sales...............................................................   $   182,911       $   225,495      $   247,763
Cost of sales ..........................................................       158,324           197,193          220,763
                                                                           -----------       -----------      -----------
Gross profit............................................................        24,587            28,302           27,000
Selling and administrative expenses.....................................        15,948            24,030           22,509
Restructuring and impairments, net......................................           176             6,651            9,188
                                                                           -----------       -----------      -----------
      Operating profit (loss)...........................................         8,463            (2,379)          (4,697)
Interest expense........................................................        (3,499)           (3,751)          (4,194)
Other income (expense), net.............................................           (18)              790               34
                                                                           ------------      -----------      -----------
      Income (loss) before income taxes.................................         4,946            (5,340)          (8,857)

Income taxes............................................................          (417)              159              133
                                                                           ------------      -----------      -----------

Net income (loss).......................................................   $     5,363       $    (5,499)     $    (8,990)
                                                                           ===========       ============     ===========

Basic earnings (loss) per share.........................................   $       .95       $     (1.04)     $     (1.71)
                                                                           ===========       ============     ===========

Diluted earnings (loss) per share.......................................   $       .93       $     (1.04)     $     (1.71)
                                                                           ===========       ============     ===========


See accompanying notes to consolidated financial statements.



                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
                                                                                               Restated
--------------------------------------------------------------------------------------------------------------------------

Net income (loss).......................................................   $     5,363       $    (5,499)     $    (8,990)
                                                                            ----------        ----------       ----------
Other comprehensive income (loss):
   Minimum pension liability adjustment.................................         5,831            (4,571)             (62)
   Foreign currency translation adjustments.............................         1,123              (286)             329
                                                                           -----------       ------------     -----------
   Other comprehensive income (loss)....................................         6,954            (4,857)             267
                                                                           -----------       -----------      -----------
Comprehensive income (loss).............................................   $    12,317       $   (10,356)     $    (8,723)
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




                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (Dollars in Thousands except Share Data)



                                                                                                            Excess of
                                                                                            Unamortized    Additional
                                                 Retained      Cumulative                     Value of       Pension
                                     Common      Earnings     Translation      Treasury      Restricted  Liability Over
                                     Stock       (Deficit)     Adjustment       Stock          Stock      Unrecognized
                                                                                                              Prior
                                                                                                          Service Cost
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996         $ 27,689       $(36,997)      $(2,175)      $   (713)        $  (73)     $  (1,493)

Restricted stock award activity             31                                         (17)           (22)
Restricted stock amortization                                                                          42
Stock purchase                                                                        (712)
Adjustment for foreign
  currency translation                                                  329
Adjustment of pension liability                                                                                      (62)
Net loss for 1997                                      (8,990)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997         $ 27,720       $(45,987)      $(1,846)       $(1,442)        $  (53)     $  (1,555)

Restricted stock award activity                                                        122           (129)
Restricted stock amortization                                                                          54
Issuance of warrants                       193
Stock contribution to pension plan        (472)                                      1,319
Stock issuance                                                                          33
Stock purchase                                                                         (52)
Adjustment for foreign
  currency translation                                                 (286)
Adjustment of pension liability                                                                                   (4,571)
Net loss for 1998                                      (5,499)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998,        $ 27,441        (51,486)       (2,132)           (20)          (128)        (6,126)
Restated

Restricted stock award activity                                                        (32)            33
Restricted stock amortization                                                                          43
Stock contribution to pension plan         700
Stock issuance                              30
Stock purchase                                                                          (3)
Adjustment for foreign
  currency translation                                                1,123
Adjustment of pension liability                                                                                    5,831
Net income for 1999                                     5,363
Balance at September 30, 1999,        $ 28,171       $(46,123)   $   (1,009)       $   (55)        $  (52)    $     (295)
Restated
-------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.



                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30
                                                                                                      ------------
                                                                                                 1999                1998
                                                                                             Restated             Restated
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash...............................................................................   $        401     $        251
      Receivables, less allowance for doubtful accounts
          ($255 and $560, respectively)..................................................         16,590           24,272
      Inventories........................................................................         13,002           17,966
      Deferred tax asset.................................................................              -            1,721
      Prepaids...........................................................................          1,853            2,347
                                                                                            ------------     ------------
      Total current assets...............................................................         31,846           46,557
Property, plant and equipment, net.......................................................         43,895           50,760
Other assets.............................................................................         22,100           17,761
                                                                                            ------------     ------------
                                                                                            $     97,841     $    115,078
                                                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable...................................................................   $     21,514     $     28,097
      Employee compensation and benefits.................................................          2,055            2,993
      Accrued pension....................................................................            478            1,062
      Other accrued expenses.............................................................          6,332           15,491
      Current accrued postretirement benefit cost........................................          2,400            2,400
      Notes payable to banks and current portion of long-term debt.......................         21,224           24,312
                                                                                            ------------     ------------
      Total current liabilities..........................................................         54,003           74,355
                                                                                            ------------     ------------
Other long-term liabilities..............................................................          5,822            9,286
                                                                                            ------------     ------------
Long-term debt...........................................................................         10,463           14,029
                                                                                            ------------     ------------
Accrued postretirement benefit cost......................................................         46,916           49,859
                                                                                            ------------     ------------
Shareholders' equity:
      Common stock - $.01 par value.
           Authorized 25,000,000 shares; issued 5,735,740 and
              5,470,740 shares, respectively.............................................         28,171           27,441
      Preferred stock - $1.00 par value.
           Authorized 600,000 shares; issued none........................................              -                -
      Retained earnings (deficit)........................................................        (46,123)         (51,486)
      Treasury stock, at cost; 8,044 and 2,669 shares, respectively......................            (55)             (20)
      Unamortized value of restricted stock..............................................            (52)            (128)
      Accumulated other comprehensive income:
           Foreign currency translation adjustment.......................................         (1,009)          (2,132)
           Minimum pension liability adjustment..........................................           (295)          (6,126)
                                                                                            ------------     ------------
                                                                                                 (19,363)         (32,451)
                                                                                            ------------     ------------
                                                                                            $     97,841     $    115,078
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



                                        NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended September 30
                                                                                        -----------------------
                                                                                1999             1998              1997
                                                                                               Restated
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net earnings (loss).....................................................   $     5,363       $    (5,499)     $    (8,990)
Non-cash charges to earnings:
     Depreciation and amortization......................................         8,441             8,695            8,225
     Restructuring and impairments......................................           522             6,284            4,504
Changes in short-term assets and liabilities, net of dispositions and restructuring:
     Receivables........................................................         2,721               401                2
     Inventories........................................................         2,619             3,533              940
     Deferred income taxes..............................................          (625)             (174)            (247)
     Prepaids...........................................................            95               608              549
     Accounts payable...................................................        (1,362)            5,636             (321)
     Employee compensation and benefits, accrued pension,
        and other accrued expenses......................................        (6,757)            2,417            1,286
     Currency translation effect on short-term assets and liabilities...           792              (765)             515
Changes in other long-term assets and liabilities.......................        (4,904)           (7,374)           1,118
                                                                           -----------       -----------      -----------
     Net cash provided by operating activities..........................         6,905            13,762            7,581
                                                                           -----------       -----------      -----------

INVESTING ACTIVITIES:
  Capital expenditures..................................................        (5,957)          (15,069)          (9,147)
  Disposal of property, plant and equipment.............................         5,829               306                -
                                                                           -----------       -----------      -----------
     Net cash used for investing activities.............................          (128)          (14,763)          (9,147)
                                                                           -----------       -----------      -----------

FINANCING ACTIVITIES:
  Term loan advance.....................................................             -             5,610            4,377
  Net payments under revolving credit agreements........................        (2,862)           (1,651)              (4)
  Principal payments under term loans...................................        (3,792)           (3,411)          (3,782)
  Purchases of treasury stock...........................................            (3)              (25)            (719)
  Stock option proceeds.................................................            30                 -                -
                                                                           -----------       -----------      -----------
     Net cash provided by (used for) financing activities...............        (6,627)              523             (128)
                                                                           -----------       -----------      -----------
     Net (decrease) increase in cash....................................           150              (478)          (1,694)
  Cash at beginning of year.............................................           251               729            2,423
                                                                           -----------       -----------      -----------
  Cash at end of year...................................................   $       401       $       251      $       729
                                                                           ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid.........................................................   $     3,342       $     3,756      $     4,212
                                                                           ===========       ===========      ===========
 Cash paid for taxes, net of refunds received...........................   $      (108)      $       115      $        98
                                                                           ===========       ===========      ===========

See accompanying notes to consolidated financial statements.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
      -------------------------------------------

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
                  Type of Asset                                Depreciable Life
                  -------------                                ----------------
                  Land Improvements...........................      10 - 15
                  Buildings...................................    10 - 33-1/3
                  Machinery and Equipment.....................      3 - 10

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

      ENVIRONMENTAL CLEANUP MATTERS - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-to-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 11.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments, which consist of cash, receivables, accounts payable, accrued expenses, notes payable and long-term debt, approximate their carrying values.

      SEGMENT REPORTING - During 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 replacing the "industry segment" approach with the "manage ment" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 16).

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

2.    RESTATEMENT OF PRIOR YEAR'S RESULTS OF OPERATIONS
      -------------------------------------------------

      As requested by the staff of the Securities and Exchange Commission, the Company has restated its consolidated financial statements for the years ended September 30, 1999 and 1998 by reducing the 1998 restructuring charge and increasing the foreign currency translation adjustment account by $1,200.

      The 1998  restructuring  charge  included  the  recognition  of  $1,200 of foreign currency translation adjustments for the Canadian assets previously recorded as an element of shareholders' equity in the cumulative translation account. The recognition of this loss will be deferred until the substantially complete liquidation of the Canadian assets.

      Accordingly, the restructuring expense, operating loss, and net loss in 1998 have been reduced by $1,200. There is no net change in total shareholders' equity.

      The following table sets forth selected balances as originally reported and as restated:


                                           Year Ended September 30, 1998
                                  ----------------------------------------------
                                      As Originally
                                         Reported                As Restated
      Restructuring Expense             $ 7,851                     $6,651
         Operating Loss                  (3,579)                    (2,379)
            Net Loss                     (6,699)                    (5,499)
       Earnings Per Share               $ (1.27)                    $(1.04)

3.    INVENTORIES
      -----------

      -------------------------------------------------------------------------------------------------------------------
                                                                                                 1999            1998
      -------------------------------------------------------------------------------------------------------------------


      Finished goods.....................................................................    $       128      $     1,140
      Work in process....................................................................          6,273            6,772
      Raw material (including certain partially processed materials).....................          6,601           10,054
                                                                                             -----------      -----------
                                                                                             $    13,002      $    17,966
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

4.    PROPERTY, PLANT AND EQUIPMENT
      -----------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Land                                                                                    $        251         $         317
Land improvements                                                                              2,092                 2,170
Buildings                                                                                     22,432                25,059
Machinery and equipment                                                                      104,156               132,804
Construction in progress                                                                       7,066                12,637
                                                                                         -----------           -----------
                                                                                             135,997               172,987
Less accumulated depreciation                                                                 92,102               122,227
                                                                                         -----------           -----------
                                                                                        $     43,895         $      50,760
                                                                                         ===========           ===========

5.    RETIREMENT BENEFITS
      -------------------

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


--------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                1998
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations, beginning of year.........................................         $     104,864       $       93,375
Benefit obligation of disposed UK facility plan................................               (39,641)             (32,082)
                                                                                         ------------        -------------
Benefit obligations of remaining plans, beginning of year......................         $      65,223       $       61,293
Effect of change to June 30 measurement date...................................                  (780)                   -
Service cost...................................................................                 1,080                  977
Interest cost..................................................................                 4,496                4,481
Plan amendments................................................................                   885                    -
Actuarial (gain) or loss.......................................................                (4,799)               2,101
Benefits paid..................................................................                (4,852)              (3,629)
                                                                                         ------------        -------------
Benefit obligation of remaining plans, end of year.............................         $      61,253       $       65,223
                                                                                         ============        =============

--------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                1998
--------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Plan assets, beginning of year.................................................         $     104,066       $      109,043
Fair value of plan assets of disposed UK facility plan.........................               (46,075)             (41,978)
                                                                                         ------------        -------------
Fair value of plan assets of remaining plans, beginning of year................         $      57,991       $       67,065
Effect of change to June 30 measurement date...................................                 7,165                    -
Actual return on assets........................................................                10,471               (5,825)
Company contributions..........................................................                 1,259                  380
Benefits paid..................................................................                (4,852)              (3,629)
                                                                                         ------------        -------------
Fair value of plan assets of remaining plans, end of year......................         $      72,034       $       57,991
                                                                                         ============        =============

--------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Funded status of the plans
Benefit obligation (in excess of) less than fair value of assets...............          $     10,781        $      (7,232)
Amount contributed between measurement date and fiscal year end................                   316                    -
Unrecognized net transition (asset) obligation.................................                  (126)               1,111
Unrecognized prior service cost................................................                 1,858                2,207
Unrecognized net (gain) or loss................................................                (2,661)              12,217
                                                                                          -----------          -----------
Prepaid benefit cost...........................................................          $     10,168        $       8,303
                                                                                          ===========          ===========
Amounts recognized in the statement of financial position consist of:
Prepaid pension cost...........................................................          $     12,853        $      10,609
Accrued benefit liability......................................................                (2,685)              (2,305)
Additional minimum liability...................................................                (1,011)              (7,362)
Intangible asset...............................................................                   716                1,235
Accumulated other comprehensive income.........................................                   295                6,126
                                                                                          -----------          -----------
Prepaid benefit cost...........................................................          $     10,168        $       8,303
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

6.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      -------------------------------------------

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

      The following is a reconciliation of the change in the accumulated periodic post-retirement benefit obligation from October 1, 1997 through September 30, 1999, and a reconciliation of the post- retirement benefit obligation to the accrued amount at September 30, 1999 and 1998:


      -------------------------------------------------------------------------------------------------------------------
                                                                                                 1999              1998
      -------------------------------------------------------------------------------------------------------------------

      Benefit obligation, beginning of year..............................................    $    40,242      $    38,805
      Effect of change to June 30 measurement date.......................................             42                -
      Service cost.......................................................................            199              365
      Interest cost......................................................................          2,101            2,822
      Plan amendments....................................................................         (5,212)               -
      Curtailment gain...................................................................            (79)               -
      Actuarial gain.....................................................................         (8,172)             (24)
      Benefits paid......................................................................         (2,969)          (1,726)
                                                                                             -----------      -----------
      Benefit obligation, end of year....................................................    $    26,152      $    40,242
                                                                                             ===========      ===========

      Status of the plan, unfunded.......................................................    $    26,152      $    40,242
      Unrecognized prior service cost....................................................          5,803            1,756
      Unrecognized net gain..............................................................         17,361           10,261
                                                                                             -----------      -----------
      Accrued post-retirement benefit cost...............................................    $    49,316      $    52,259
                                                                                             ===========      ===========

      The accrued postretirement benefit cost includes approximately $2,400 of expected 1999 and 1998 payments that are included in the balance sheet as a current liability.

      Net  periodic   postretirement   benefit  cost   included  the   following
      components:


      -------------------------------------------------------------------------------------------------------------------
                                                                                        1999          1998         1997
      -------------------------------------------------------------------------------------------------------------------

         Service cost -- benefits attributed to service during the period..........   $     199    $     365    $     304
         Interest on accumulated postretirement benefit obligation.................       2,101        2,822        2,861
         Net amortization and deferral.............................................      (1,537)        (718)        (868)
         Curtailment gain..........................................................        (737)           -            -
                                                                                      ---------    ---------    ---------
         Total net periodic postretirement benefit cost............................   $      26    $   2,469    $   2,297
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

      The 1999 and 1998 weighted-average discount rates used in determining the accumulated post- retirement benefit obligation were 7.75% and 7.10%, respectively. The weighted-average discount rates used in determining the 1999 and 1998 net periodic postretirement benefit cost were 7.10% and 7.50%, respectively.

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

7.    OTHER ASSETS
      ------------
      --------------------------------------------------------------------------
                                                        1999              1998
      --------------------------------------------------------------------------

      Equity in affiliates......................    $       337      $       500
      Property held for sale....................          3,878            3,551
      Intangible pension asset..................            716            1,235
      Prepaid pension cost......................         10,646            9,366
      Other.....................................          6,523            3,109
                                                    -----------      -----------
                                                    $    22,100      $    17,761
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

8.    DEBT
      ----

      -----------------------------------------------------------------------------------------------------------------
                                                                                                1999               1998
      -----------------------------------------------------------------------------------------------------------------
      Revolving  credit  arrangement  expiring  on October 1, 2001,  interest at prime plus .25% and LIBOR plus 2.25%, and prime plus .50%
           and LIBOR plus 2.50% in 1999 and 1998, respectively............................   $    17,438      $    17,138

      Revolving credit arrangement expiring on November 30, 1999,
           interest at prime plus 4.0%....................................................           264                -

      Promissory  notes  payable in monthly  installments  with the  balance due
           October 1, 2001,  interest  at prime plus .50% and LIBOR plus  2.50%,
           and
           prime plus .75% and LIBOR plus 2.75% in 1999 and 1998, respectively............        13,985           17,542

      Capital lease.......................................................................             -              112

      Credit arrangement expired in January 1999, interest
           at 10.50% in 1998..............................................................             -              124

      Foreign subsidiary operating lines of credit with interest
           at prime plus .50% in 1998.....................................................             -            3,425
                                                                                             -----------      -----------
                                                                                                  31,687           38,341
      Less short-term debt and current portion of long-term debt included
           in current liabilities                                                                 21,224           24,312
                                                                                             -----------      -----------
                                                                                             $    10,463      $    14,029
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

9.    LEASES
      ------

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

10.   INCOME TAXES
      ------------

      The domestic and foreign components of earnings (loss) before income taxes are as follows:

      ---------------------------------------------------------------------------------------
                                                    1999             1998              1997
                                                                   Restated
      ----------------------------------------------------------------------------------------

      Domestic...............................   $        82       $     1,748      $       163
      Foreign................................         4,864            (7,088)          (9,020)
                                                -----------       -----------      -----------
                                                $     4,946       $     (5,340)    $    (8,857)
                                                 ===========      ===========      ============


      The provisions for income taxes are as follows:


      --------------------------------------------------------------------------------------
                                                   1999             1998              1997
      --------------------------------------------------------------------------------------

      Currently payable (recoverable):
           Domestic........................   $        55       $       333      $       380
           Foreign.........................           153                 -                -
                                              -----------       -----------      -----------
                                                                    208 333              380
      Deferred:
           Domestic........................          (625)             (174)            (247)
                                              ------------      -----------      -----------
                                              $      (417)      $       159      $       133
                                              ===========       ===========      ===========


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

      A reconciliation of differences between taxes computed at the federal statutory rate and the actual tax provisions is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                           1999                      1998                       1997
                                                                             Restated
                                                    Actual           %         Actual          %         Actual        %
-------------------------------------------------------------------------------------------------------------------------

      Taxes at federal statutory rate                1,731         35.0       (1,869)     (35.0)     $  (3,100)     (35.0)
      Valuation reserve adjustment                    (625)       (12.6)        (174)      (3.2)          (247)      (2.8)
      Losses with current benefit                   (1,739)       (35.2)      (1,023)     (19.2)             -          -
      Foreign                                          153          3.1            -          -              -          -
      Losses with no current benefit                   164          3.3        2,926       54.8          3,191       36.0
      State taxes                                     (101)        (2.0)         299        5.6            289        3.3
                                                 ----------     --------   ---------    -------      ---------     ------
                                                 $    (417)        (8.4)   $     159        3.0      $     133        1.5
                                                 ==========     ========   =========    =======      =========     ======


      The net deferred tax asset included the following components:



----------------------------------------------------------------------------------------------------
                                                                     1999                       1998
                                                                                           Restated
----------------------------------------------------------------------------------------------------

      Deferred tax assets
           Accrued postretirement benefits...................           19,726                20,903
           Net operating loss carryforwards..................           16,164                13,422
           Tax credit carryforwards..........................            1,358                 1,392
           Environmental reserves............................            2,404                 3,146
           Fixed assets......................................              552                 1,204
           Inventory reserves................................              835                 1,455
           Reserve against property held for sale............            4,842                 4,539
           Other.............................................            3,972                 7,409
                                                                   -----------           -----------
                                                                        49,853                53,470
      Valuation allowance....................................          (43,010)              (47,128)
                                                                   ------------          -----------
                                                                         6,843                 6,342

      Deferred tax liabilities - pension.....................           (4,497)               (4,621)
                                                                   ------------          -----------

      Net deferred tax asset.................................      $     2,346           $     1,721
                                                                   ===========           ===========


      During the year, the Company recognized a decrease in net deferred tax assets over liabilities of $3,493. However, the Company decreased the offsetting valuation allowance by $4,118. This resulted in a deferred income tax benefit and a net increase to the deferred tax assets during the year of $625.

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

11.  ENVIRONMENTAL
     -------------

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

12.   RESTRUCTURING AND IMPAIRMENTS
      -----------------------------

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

      Clifton related costs accounted for $367 of the $6,651 restructuring and impairment cost in 1998. The 1997 restructuring cost of $9,188 includes $8,966 relating to the Kidderminster restructuring and $222 associated with the Clifton, New Jersey property.

      During 1998, the Company recorded a charge of $4,804 to consolidate its North America wire manufacturing by closing the Guelph, Ontario facility and relocating certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities. This charge included $2,876 for severance and benefits for the planned termination of 93 employees, $1,366 to write-down idled equipment to estimated recoverable value, and $562 of lease and environmental project costs determined to have no future benefit as a direct result of the Company's decision to close the Canadian facility. Total 1999 cash outlays for Guelph were $2,135, consisting primarily of cash outlays of $1,892 for the subsequent termination of the 93 employees at Guelph. Severance and personnel related cash outlays during 2000 are expected to be approximately $500.

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

13.  OTHER INCOME (EXPENSE), NET
     ---------------------------


---------------------------------------------------------------------------------------------------
                                              1999                  1998                  1997
---------------------------------------------------------------------------------------------------

      Joint venture...................     $        37           $         -           $        50
      Rent............................             198                   257                   258
      Other...........................            (253)                  533                  (274)
                                           -----------           -----------           -----------
                                           $       (18)          $       790           $        34
                                           ============          ===========           ===========

      In 1999, the $(253) other is primarily foreign exchange losses. In 1998, the $533 other is primarily the gain on disposition of idle assets and foreign exchange gains. In 1997, the $(274) other is primarily foreign exchange losses.

14.   LITIGATION
      ----------

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

15.   STOCK OPTION PLANS
      ------------------

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

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income
      (loss) available to common shareholders and net income (loss) per common share would have been the pro forma amounts indicated below:


--------------------------------------------------------------------------------------------------
                                                               September 30,
                                                 ------------------------------------------------
                                                  1999             1998              1997
                                                                 Restated
--------------------------------------------------------------------------------------------------

      Net income (loss)
         As reported..............................  $     5,363       $   (5,499)      $   (8,990)
         Pro forma................................  $     4,926       $   (5,589)      $   (9,137)
      Income (loss) per share
         Basic as reported........................  $       .95       $    (1.04)      $    (1.71)
         Diluted as reported......................  $       .93       $    (1.04)      $    (1.71)
         Basic pro forma..........................  $       .87       $    (1.05)      $    (1.74)
         Diluted pro forma........................  $       .85       $    (1.05)      $    (1.74)


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
                                                          ===========             ===========

      The following table summarizes information about stock options outstanding at September 30, 1999:

     --------------------------------------------------------------------------------------------------------------
                                                                       Options Outstanding and Exercisable
                                                                       -----------------------------------
                                                                          Weighted-                   Weighted-
                                                                          Average                     Average
                                                       Number             Remaining                   Exercise
         Range of Exercise Prices                     of Shares        Contractual Life                Price
      --------------------------------------------------------------------------------------------------------------
         $10.625.................................       60,000            5.50 years                 $ 10.625
         $  7.00     -   8.625...................      245,000            4.39 years                 $  8.38
         $  5.75     -   5.8125..................       39,500            8.23 years                 $  5.77
         $  2.9375 -   3.9375....................      444,000            9.01 years                 $  2.97


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

16.   SEGMENT INFORMATION
      -------------------

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


------------------------------------------------ ----------------- ----------------- ------------------------------------
                                                       Wire           Engineered        Eliminations
1999                                                 Products          Products         & Corporate          Total
------------------------------------------------ ----------------- ----------------- ------------------------------------
Net sales                                                 $135,330           $55,794            $(8,213)         $182,911
Operating profit (loss)                                     17,680             6,543            (15,760)            8,463
Total assets                                                52,310            22,379             23,152            97,841
Depreciation and amortization                                4,164             3,320                957             8,441
Capital expenditures                                         4,601               628                728             5,957


------------------------------------------------ ----------------- ----------------- ------------------------------------
                                                       Wire           Engineered        Eliminations
1998 Restated                                        Products          Products         & Corporate          Total
------------------------------------------------ ----------------- ----------------- ------------------------------------
Net sales                                                 $166,963           $68,103            $(9,571)         $225,495
Restructuring expenses                                       4,804               700              1,147             6,651
Operating profit (loss)                                      5,459             7,540            (15,378)           (2,379)
Total assets                                                61,887            30,447             22,744           115,078
Depreciation and amortization                                4,394             3,607                694             8,695
Capital expenditures                                        14,356               604                109            15,069


------------------------------------------------ ----------------- ----------------- ------------------------------------
                                                       Wire           Engineered        Eliminations
1997                                                 Products          Products         & Corporate          Total
------------------------------------------------ ----------------- ----------------- ------------------------------------
Net sales                                                 $176,026          $117,758           $(46,021)         $247,763
Restructuring expenses                                       9,188                 -                  -             9,188
Operating profit (loss)                                      9,349             4,135            (18,181)           (4,697)
Depreciation and amortization                                4,367             3,412                446             8,225
Capital expenditures                                         5,286             2,768              1,093             9,147



      Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:


-------------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ending September 30,
                                                                        1999               1998                1997
                                                                                         Restated
Total operating profit (loss) for reportable segments                     $ 8,463            $ (2,379)          $ (4,697)
Interest expense                                                           (3,499)             (3,751)            (4,194)
Other income, net                                                             (18)                790                 34
                                                                   --------------     ---------------     --------------
Income (loss) before income taxes                                           4,946              (5,340)            (8,857)
Income taxes                                                                 (417)                159                133
                                                                   --------------     ---------------     --------------
Net income (loss)                                                         $ 5,363            $ (5,499)          $ (8,990)
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


--------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ending September 30,
Net sales                                                                 1999               1998                1997
----------------------------------------------------------------------------------------------------------- --------------
United States                                                              $169,357            $187,921           $240,311
Foreign operations                                                           21,767              47,145             53,473
Eliminations                                                                 (8,213)             (9,571)           (46,021)
                                                                     --------------     ---------------     --------------
Total                                                                      $182,911            $225,495           $247,763
                                                                     ==============     ===============     ==============

----------------------------------------------------------------------------------------------------------- --------------
                                                                                   Year Ending September 30,
Assets                                                                    1999               1998                1997
----------------------------------------------------------------------------------------------------------- --------------
United States                                                              $ 67,821            $ 70,826           $ 73,256
Foreign operations                                                            2,879              18,786             18,614
Corporate                                                                    27,141              25,466             21,315
                                                                     --------------     ---------------     --------------
Total                                                                      $ 97,841            $115,078           $113,185
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

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         -----------------------------------

-----------------------------------------------------------------------------------------------------------
                                             First             Second              Third           Fourth
                                            Quarter            Quarter             Quarter         Quarter
------------------------------------------------------------------------------------------------------------
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
Common stock:
   Market Price
       High......................         3-15/16              4-1/8              6-7/16           5-7/8
       Low.......................           2-1/2                  3               2-7/8           2-3/8

-----------------------------------------------------------------------------------------------------------
                                                                                                  Fourth
                                             First             Second              Third          Quarter
                                            Quarter            Quarter             Quarter        Restated
-----------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------
Net Sales........................        $ 56,941           $ 57,959            $ 55,695        $ 54,900
Gross profit.....................           6,453              6,968               7,636           7,245
Earnings:
   Net...........................             206                127                 199         (6,031)
   Per share:
       Basic.....................            0.04               0.02                0.04          (1.13)
       Diluted...................            0.04               0.02                0.04          (1.13)
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

In our opinion, the consolidated financial statements referred to above present fairly, after the restatement described in note 2, in all material respects, the financial position of National-Standard Company and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG LLP



Chicago, Illinois
November 10, 1999,
except as to note 2,
which is as of March 15, 2000


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

         (xi) Employment Agreements for Mr. Kalich and Mr. Savitske (incorporated by reference to Registrant's Annual Proxy Statement relating to the Annual Meeting of Shareholders held January 27, 2000, filed December 23, 1999).

         (b)    Foothill Debt Agreements

         (i) Amended and Restated Loan and Security Agreement by and between National-Standard Company and Foothill Capital Corporation dated as of September 17, 1997 (incorporated by reference to Exhibit
                (10)(b) to Registrant's Annual Report on Form 10-K for 1997, filed December 12, 1997).

         (ii) Amendment Number Two to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for 1998, filed December 18, 1998).

         (iii) Amendment Number Three to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for 1999, filed December 23, 1999).

         (iv) Amendment Number Four to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for 1999, filed December 23, 1999).

         (v) Amendment Number Five to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for 1999, filed December 23, 1999).

(21)     Subsidiaries of National-Standard Company.

(23)     Consent of KPMG LLP.

(24)     Powers of Attorney.

(27)     Financial Data Schedule (previously filed with original Form 10-K).