Form 10-Q/A
period 2000-01-02
NATIONAL STANDARD CO
filed 2000-03-20
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q/A
                                (Amendment No. 1)


For the period ended              January 2, 2000
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
                                                           [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class           Shares Outstanding at February 7, 2000
        -------------------           --------------------------------------
   Common Stock, $ .01 par value                     5,788,549

Part I.  FINANCIAL INFORMATION
         ---------------------


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)


                                                                      Three Months Ended
                                                                  January 2,       January 3,
                                                                     2000             1999
                                                                     ----             ----

Net Sales                                                       $     38,186      $     52,574

Cost of sales                                                         34,271            46,160
                                                                 -----------       -----------
  Gross profit                                                         3,915             6,414

Selling and administrative expenses                                    7,421             4,910
                                                                 -----------       -----------
  Operating profit (loss)                                             (3,506)            1,504

Interest expense                                                        (817)           (1,009)

Other income                                                              39                17
                                                                 -----------       -----------
  Income (loss) before income taxes                                   (4,284)              512

Income taxes                                                              40                 0
                                                                 -----------       -----------
  Net income (loss)                                             $     (4,324)     $        512
                                                                 ============      ===========


Basic and diluted earnings (loss) per share                     $       (.75)     $        .09

Dividends per share                                             $       0.00      $       0.00

Basic and diluted weighted average shares outstanding              5,730,176         5,485,099







See accompanying notes to consolidated financial statements.


                   National-Standard Company and Subsidiaries
           Consolidated Statements of Comprehensive Income (Unaudited)
           -----------------------------------------------------------
                                     ($000)


                                                        Three Months Ended
                                                    January 2,       January 3,
                                                       2000             1999
                                                       ----             ----

Net income (loss)                                  $   (4,324)       $     512
                                                    ----------        --------

Other comprehensive income (loss):
   Foreign currency translation adjustments               (35)              93
                                                    ----------        --------

   Other comprehensive income (loss)                      (35)              93
                                                    ----------        --------

Comprehensive income (loss)                        $   (4,359)       $     605
                                                    ==========        ========





See accompanying notes to consolidated financial statements.


                                           NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                             ($000)

Assets                                                                   January 2, 2000                September 30, 1999
------                                                                   ---------------                ------------------
                                                                            Restated                         Restated
                                                                           (Unaudited)
Current assets:
   Cash                                                                         $        212                     $        401
   Receivables, net                                                                   16,282                           16,590
   Inventories:
      Raw material                                               $      6,994                     $      6,601
      Work-in-process                                                   7,020                            6,273
      Finished goods                                                      236         14,250               128         13,002
                                                                  -----------                      -----------
   Prepaid expenses                                                                    1,786                            1,853
                                                                                 -----------                      -----------
      Total current assets                                                      $     32,530                     $     31,846

   Property, plant and equipment                                 $    137,106                     $    135,997
      Less accumulated depreciation                                    93,697         43,409            92,102         43,895
                                                                  -----------                      -----------
   Other assets                                                                       19,490                           22,100
                                                                                 -----------                      -----------
                                                                                $     95,429                     $     97,841
                                                                                 ===========                      ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $     21,710                     $     21,514
   Employee compensation and benefits                                                  1,536                            2,055
   Accrued pension                                                                       478                              478
   Other accrued expenses                                                              8,036                            6,332
   Current accrued postretirement benefit cost                                         2,400                            2,400
   Notes payable to banks and current portion of
      long-term debt                                                                  19,936                           21,224
                                                                                 -----------                      -----------
      Total current liabilities                                                 $     54,096                     $     54,003

Long-term debt                                                                        12,289                           10,463
Other long-term liabilities                                                            5,847                            5,822
Accrued postretirement benefit cost                                                   46,916                           46,916
Stockholders' equity:
   Common stock-- $ .01 par value.  Authorized
   25,000,000 shares; issued 5,743,740 and 5,735,740
   shares, respectively                                          $     28,204                     $     28,171
   Retained deficit                                                   (50,447)                         (46,123)
                                                                  -----------                      -----------
                                                                 $    (22,243)                    $    (17,952)

Less:     Unamortized value of restricted stock                            77                               52
          Treasury stock, at cost, 9,222 and 8,044
             shares, respectively                                          60                               55
          Other comprehensive income:
            Foreign currency translation adjustments                    1,044                            1,009
            Minimum pension liability adjustment                          295        (23,719)              295        (19,363)
                                                                  -----------    -----------       -----------        -------
                                                                                $     95,429                     $     97,841
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

3. As requested by the staff of the Securities and Exchange Commission, the Company has restated its Consolidated Financial Statements for the year ended September 30, 1999 and 1998 by reducing the 1998 restructuring charge and increasing the foreign currency translation adjustment by $1.2 million. The restatement resulted in a decrease in the retained deficit and an increase in the foreign currency translation adjustments of $1.2 million for the periods ended January 2, 2000 and September 30, 1999.

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

RESTRUCTURING AND IMPAIRMENTS
-----------------------------

The Company's consolidation of its North American wire manufacturing operations that had begun during 1998 continued in 1999. In 1998, the Company closed its Guelph, Ontario facility and relocated certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities incurring a restructuring charge of $4.8 million. The $4.8 million charge included $2.9 million for benefits relating to the termination of 93 employees, $1.4 million for a write-down of idled equipment, and $ .5 million of lease and environmental project costs which have no future benefit as a result of the Guelph closure. In Fiscal 1999, the Company incurred $2.1 million of cash outlays relating to the Guelph closure, $1.9 million of which related to the employee termination. The liability at the end of Fiscal 1999 was approximately $ .7 million. Cash outlays of $ .1 million during the first quarter reduced the liability at the end of the quarter to approximately $ .6 million.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
-----------------------------------------------------------------------------

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

                                      NATIONAL-STANDARD COMPANY
                                      Registrant



Date     March 10, 2000               /s/ R. B. Kalich
     ------------------------         ----------------
                                      R. B. Kalich
                                      President and Chief Executive Officer


Date     March 10, 2000               /s/ M. K. Conn
     ------------------------         --------------
                                      M. K. Conn
                                      Vice President, Finance and Administration