Form 10-Q
period 2000-04-02
NATIONAL STANDARD CO
filed 2000-05-12
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q



For the period ended              April 2, 2000
                            ----------------------------------------------------
Commission file number                1-3940
                            ----------------------------------------------------

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
                                                          [X] Yes  [  ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class               Shares Outstanding at May 8, 2000
       -------------------               ---------------------------------
  Common Stock, $ .01 par value                      5,788,569

Part I.  FINANCIAL INFORMATION
         ---------------------


                   National-Standard Company and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)



                                                           Three Months Ended                      Six Months Ended
                                                      April 2,           April 4,            April 2,           April 4,
                                                        2000               1999                2000               1999
                                                    -------------      -------------       -------------      -------------

Net Sales                                          $       42,754    $        50,049      $       80,940    $       102,623

Cost of sales                                              37,022             43,092              71,293             89,252
                                                    -------------      -------------       -------------      -------------
  Gross profit                                              5,732              6,957               9,647             13,371

Selling and administrative expenses                         4,202              3,907              11,623              8,817
                                                    -------------      -------------       -------------      -------------
  Operating profit                                          1,530              3,050              (1,976)             4,554

Interest expense                                             (784)              (933)             (1,601)            (1,942)

Other income (expense), net                                    45               (136)                 84               (119)
                                                    -------------      -------------       -------------      -------------
  Income before income taxes                                  791              1,981              (3,493)             2,493

Income taxes                                                 (214)               (71)               (174)               (71)
                                                    -------------      -------------       -------------      -------------

  Net income                                       $        1,005    $         2,052      $       (3,319)   $         2,564
                                                   ==============    ===============      ==============    ===============

Basic earnings per share                           $         0.17    $          0.36      $       (0.58)    $          0.46

Diluted earnings per share                         $         0.17    $          0.35      $       (0.58)    $          0.45

Dividends per share                                $         0.00    $          0.00      $         0.00    $          0.00

Basic average shares outstanding                        5,769,549          5,727,537           5,749,755          5,604,986

Diluted average shares outstanding                      5,769,549          5,791,447           5,749,755          5,646,267

See accompanying notes to consolidated financial statements.




                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
                                     ($000)




                                                             THREE MONTHS ENDED                      Six Months Ended
                                                        APRIL 2,           April 4,            April 2,           April 4,
                                                          2000               1999                2000               1999
                                                      -------------      -------------       -------------      -------------

Net income (loss)                                    $        1,005  $           2,052      $       (3,319)   $         2,564
                                                      -------------      -------------       -------------      -------------

Other comprehensive income:
  Foreign currency translation adjustments                       75                915                  40              1,008
                                                      -------------      -------------       -------------      -------------

  Other comprehensive income                                     75                915                  40              1,008
                                                      -------------      -------------       -------------      -------------

Comprehensive income (loss)                          $        1,080  $           2,967      $       (3,279)   $         3,572






SEe Accompanying Notes to Consolidated Financial Statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ($000)


Assets                                                               April 2, 2000                      September 30, 1999
------                                                               -------------                      ------------------
Current assets:                                                       (Unaudited)
  Cash                                                                       $           540                      $           401
  Receivables, net                                                                    20,988                               16,590
  Inventories:
    Raw material                                          $         7,642                       $        6,601
    Work-in process                                                 6,596                                6,273
    Finished goods                                                    205             14,443               128             13,002
                                                            -------------                        -------------
  Prepaid expenses                                                                     1,788                                1,853
                                                                              --------------                        -------------
    Total current assets                                                     $        37,759                      $        31,846
                                                                              --------------                        -------------

  Property, plant and equipment                           $       138,067                       $      135,997
    Less accumulated depreciation                                  95,588             42,479            92,102             43,895
                                                            -------------                        -------------
  Other assets                                                                        19,632                               22,100
                                                                              --------------                        -------------
                                                                             $        99,870                      $        97,841
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                           $        23,047                      $        21,514
  Employee compensation and benefits                                                   1,385                                2,055
  Accrued pension                                                                        478                                  478
  Other accrued expenses                                                               6,777                                6,332
  Current accrued postretirement benefit cost                                          2,400                                2,400
  Notes payable to banks and current portion of
    long-term debt                                                                    24,155                               21,224
                                                                              --------------                        -------------
    Total current liabilities                                                $        58,242                      $        54,003

Long-term debt                                                                        11,409                               10,463
Other long-term liabilities                                                            5,791                                5,822
Accrued postretirement benefit cost                                                   46,916                               46,916

Stockholders' equity
  Common stock - $ .01 par value.  Authorized
  25,000,000 shares; issued 5,797,740 and
  5,735,740 shares, respectively                          $        28,346                       $       28,171
  Retained deficit                                                (49,442)                             (46,123)
                                                            -------------                        -------------
                                                          $       (21,096)                      $      (17,952)

Less:  Unamortized value of restricted stock                           68                                   52
           Treasury stock, at cost, 9,191 and 8,044
             shares, respectively                                      60                                   55
           Other comprehensive income:
             Foreign currency translation adjustments                 969                                1,009
             Minimum pension liability adjustment                     295            (22,488)              295            (19,363)
                                                            -------------     --------------     -------------      -------------
                                                                             $        99,870                      $        97,841

See accompanying notes to consolidated financial statements.



                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                                     ($000)



                                                                                       Six Months Ended
                                                                               April 2,               April 4,
                                                                                 2000                   1999
                                                                             -------------          -------------

Net cash provided by (used for) operating activities                      $        (1,533)       $         4,155

Investing Activities:
---------------------
  Capital expenditures                                                              (2,200)                (2,539)
  Proceeds from sale of equipment                                                        0                  2,335
  Proceeds from sale of united kingdom subsidiary                                        0                  3,244
                                                                             -------------          -------------
    Net cash provided by (used for) investing activities                            (2,200)                 3,040
                                                                             -------------          -------------

Financing activities:
---------------------
  Term loan advance                                                                  3,000                      0
  Net borrowings (payments) under revolving credit agreements                        2,932                 (2,946)
  Principal payments under term loans                                               (2,055)                (2,031)
  Other                                                                                 (5)                    26
                                                                             -------------          -------------
    Net cash provided by (used for) financing activities                            (3,872)                (4,951)
                                                                             -------------          -------------

Net increase in cash                                                                   139                  2,244

Beginning cash                                                                         401                    251
                                                                             -------------          -------------

Ending cash                                                                $           540        $         2,495

Supplemental disclosures:
-------------------------
  Interest paid                                                            $         1,610        $         1,684

  Income taxes paid                                                        $             0        $             7






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

2. The results of operations for the six-month period ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

3. As a result of an Amendment to the 1999 National-Standard Company Form 10-K filed March 20, 2000, the retained deficit and foreign currency translation adjustment has changed as compared to that which was previously filed in the Consolidated Balance Sheet found in this report.

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of fiscal year 2000 decreased 14.6% from the same period last year, while net sales for the six months ended March 2000 decreased 21.1% from the same period last year. Gross profit percentages were 13.4% and 11.9%, respectively, for the current three- and six-month periods compared to 13.9% and 13.0%, respectively, for the same periods last year.

Sales for the second quarter of fiscal year 2000 were $42.8 million, compared to $50.0 million for the same period last year, while sales for the six-month period ended April 2, 2000 were $80.9 million, compared to $102.6 million in the first half of fiscal year 1999. Included in last year's sales for the three- and six-month periods are $4.4 million and $10.5 million from the Company's former Kidderminster, United Kingdom facility, and $0.4 million and $1.7 million from the divested non-air bag wire cloth product line sold in 1999. Sales in the second quarter of this year increased $4.6 million over the first quarter. Sales of engineered products and weld wire account for 91% of the sales increase in the second quarter.

Sales of engineered products for the three- and six-month periods decreased approximately 9.5% and 19.4% from last year, excluding the divested product lines. The decline is due primarily to lower unit prices for new air bag inflator filter constructions. Sales of wire products declined 4.0% and 6.7% over the same time periods last year. The wire declines were largely attributable to lower selling prices and weld wire sales lost due to the closure of the Canadian facility last year. Several major initiatives were put in place to not only recover lost sales in weld wire, but also generate new business. During the first half of this year, the Company began adding new marketing staff to better serve its customers. Additionally, in this past quarter, the Company began to build weld wire inventory to further improve delivery performance and transition to shipments from newly created warehouse stock in existing National-Standard facilities.

Net income for the second quarter of fiscal year 2000 was $1.0 million or 17 cents per diluted share versus a net income of $2.1 million or 35 cents per diluted share for the same period last year. The $1.1 million decrease in income from last year's second quarter is largely attributable to a combination of lower than planned sales volumes and lower selling prices.

For the first six months of fiscal year 2000, the Company had a net loss of $3.3 million or 58 cents per diluted share versus a net income of $2.6 million or 45 cents per diluted share in the same period last year. This year's results include a $1.3 million charge to realign organizational responsibilities and a $1.5 million charge to reserve for the uncollectibility of a note receivable from the Company's former facility in Kidderminster, United Kingdom. Both charges were taken in the first quarter. Included in last year's net income was a $0.6 million net loss on the March 12, 1999 sale of the Kidderminster operation.

Net income in the second quarter of this year increased $2.5 million over the first quarter excluding the $2.8 million charge taken in the first quarter. As a result of the realignments in the first quarter, the Company believes that it should continue to see improvement from operations over the remainder of the year.

Interest expense of $0.8 million and $1.6 million in the current three- and six-month period decreased 16% and 18% from the same periods last year due primarily to a lower level of borrowings this year compared to last year.

The Company remains in a tax operating loss carryforward position in the United States and Canada.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total borrowings increased $3.9 million during the six-month period, due primarily to fund working capital requirements.

The Company's credit facility provides for up to $55.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. During the first quarter of fiscal 2000, the Company renewed its credit facility, originally entered into in 1994, to December 28, 2002. The loans are fully secured by the Company's assets.

The Company believes adequate funding is in place to fund future growth and meet the market demand for our products.

During the second quarter of fiscal 2000, the Company contributed 54,000 shares of National-Standard common stock to the National-Standard Pension Master Trust. The action brings the total shares outstanding to 5,788,549. The Pension Master Trust holds 2,017,175 shares of National-Standard common stock.

RESTRUCTURING AND IMPAIRMENTS
-----------------------------

The Company's consolidation of its North American wire manufacturing operations that had begun during 1998 continued in 1999. In fiscal year 1998, the Company closed its Guelph, Ontario facility and relocated certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities incurring a restructuring charge of $4.8 million. The $4.8 million charge included $2.9 million for benefits relating to the termination of 93 employees, $1.4 million for a write-down of idled equipment, and $0.5 million of lease and environmental project costs which have no future benefit as a result of the Guelph closure. In fiscal 1999, the Company incurred $2.1 million of cash outlays relating to the Guelph closure, $1.9 million of which related to the employee terminations. The remaining liability at the end of fiscal 1999 was approximately $0.7 million. Cash outlays and non-cash adjustments of $0.3 million during the first six months of fiscal year 2000 reduced the liability at the end of March 2000 to approximately $0.4 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no material changes in the Company's market risk during the three-month period ended April 2, 2000. For additional information, refer to
Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995
--------------------------------------------------------------------------------

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to initiatives to recover lost sales and generate new business, building and use of warehouse stock, improvements expected from realigned operations, adequate funding for future growth and to meet market demands, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, changes in interest rates on the Company's term loans and credit lines, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 4.  Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Registrant was on January 27, 2000.

            (b)   Not applicable.

            (c)   1.     Set  forth below is the tabulation of the votes on each
                         nominee for election as a director to serve until the annual meeting in 2003.


            NAME                      FOR               WITHHOLD AUTHORITY

     Michael B. Savitske          4,688,344                 658,712

     Charles E. Schroeder         4,711,088                 635,968

                  2. The allocation of additional shares to the Company's 1993 Stock Option Plan was approved as follows:


            FOR                      AGAINST                   WITHHELD

         3,240,693                   716,266                    35,201

                  3. The granting of an option to purchase 150,000 shares of the Company's common stock to Ronald B. Kalich, the Company's President and Chief Executive Officer, was approved as follows:


            FOR                      AGAINST                   WITHHELD

         3,303,495                   679,407                    25,047

            (d)   Not applicable.

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  (27)   Financial Data Schedule

            (b) There were no reports on form 8-K filed  during the three months ended April 2, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL-STANDARD COMPANY
                                      -------------------------
                                      Registrant



Date        May 12, 2000               /s/ R. B. Kalich
     ----------------------           ------------------------------------------
                                      R. B. Kalich
                                      President and Chief Executive Officer


Date        May 12, 2000               /s/ M. K. Conn
     ----------------------           ------------------------------------------
                                      M. K. Conn
                                      Vice President, Finance and Administration