Form 10-Q
period 2000-07-02
NATIONAL STANDARD CO
filed 2000-08-15
CIK 70564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          FORM 10-Q -- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q



For the period ended                             July 2, 2000
                                  ----------------------------------------------
Commission file number                             1-3940
                                  ----------------------------------------------
                            National-Standard Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                        --------------------------------
            Indiana                                        38-1493458
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)
                        --------------------------------
               1618 Terminal Road, Niles, Michigan                    49120
------------------------------------------------------------------  ------------
             (Address of principal executive offices)                (Zip Code)
                        --------------------------------
                                 (616) 683-8100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                        --------------------------------




Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class              Shares Outstanding at August 11, 2000
        -------------------              -------------------------------------
   Common Stock, $ .01 par value                       5,788,569

Part I.  FINANCIAL INFORMATION
         ---------------------

                   National-Standard Company and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                -------------------------------------------------
                        ($000, Except Per Share Amounts)



                                                          Three Months Ended                     Nine Months Ended
                                                      July 2,            July 4,             July 2,            July 4,
                                                       2000               1999                2000               1999
                                                   -------------      -------------       -------------      -------------

Net Sales                                         $       40,038    $        41,632      $      120,978    $       144,255

Cost of sales                                             34,787             35,989             106,080            125,241
                                                   -------------      -------------       -------------      -------------
  Gross profit                                             5,251              5,643              14,898             19,014

Selling and administrative expenses                        3,729              2,627              15,352             11,444
                                                   -------------      -------------       -------------      -------------
  Operating profit (loss)                                  1,522              3,016                (454)             7,570

Interest expense                                            (889)              (744)             (2,490)            (2,686)

Other income (expense), net                                  (55)               (18)                 29               (137)
                                                   -------------      -------------       -------------      -------------
  Income (loss) before income taxes                          578              2,254              (2,915)             4,747

Income tax expense (benefit)                                   9               (106)               (165)              (177)
                                                   -------------      -------------       -------------      -------------

  Net income (loss)                               $          569    $         2,360      $       (2,750)   $         4,924

Basic earnings (loss) per share                   $         0.10    $          0.41      $       (0.48)    $          0.87

Diluted earnings (loss) per share                 $         0.10    $          0.40      $       (0.48)    $          0.86

Dividends per share                               $         0.00    $          0.00      $         0.00    $          0.00

Basic average shares outstanding                       5,788,569          5,728,801           5,762,646          5,646,258
Diluted average shares outstanding                     5,788,569          5,883,415           5,762,646          5,734,045

See accompanying notes to consolidated financial statements.

                                      - 2 -


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                     ($000)




                                                              THREE MONTHS ENDED                     Nine Months Ended
                                                          JULY 2,            JULY 4,             July 2,            July 4,
                                                           2000               1999                2000               1999
                                                       -------------      -------------       -------------      -------------

Net income (loss)                                     $          569  $           2,360      $       (2,750)   $         4,924
                                                       -------------      -------------       -------------      -------------

Other comprehensive income (loss):
  Foreign currency translation adjustments                       (19)                42                  21              1,050
                                                       -------------      -------------       -------------      -------------

  Other comprehensive income (LOSS)                              (19)                42                  21              1,050
                                                       -------------      -------------       -------------      -------------

Comprehensive income (loss)                           $          550  $           2,402      $       (2,729)   $         5,974






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                           NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                             ($000)


Assets                                                              July 2, 2000                      September 30, 1999
------                                                              ------------                      ------------------
Current assets:                                                     (Unaudited)
  Cash                                                                     $           567                      $           401
  Receivables, net                                                                  22,569                               16,590
  Inventories:
    Raw material                                        $         7,106                       $        6,601
    Work-in process                                               7,703                                6,273
    Finished goods                                                  413             15,222               128             13,002
                                                          -------------                        -------------
  Prepaid expenses                                                                   1,779                                1,853
                                                                            --------------                        -------------
    Total current assets                                                   $        40,137                      $        31,846
                                                                            --------------                        -------------

  Property, plant and equipment                         $       138,604                       $      135,997
    Less accumulated depreciation                                97,304             41,300            92,102             43,895
                                                          -------------                        -------------
  Other assets                                                                      19,729                               22,100
                                                                            --------------                        -------------
                                                                           $       101,166                      $        97,841
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                         $        25,917                      $        21,514
  Employee compensation and benefits                                                 2,062                                2,055
  Accrued pension                                                                      478                                  478
  Other accrued expenses                                                             5,887                                6,332
  Current accrued postretirement benefit cost                                        2,400                                2,400
  Notes payable to banks and current portion of
    long-term debt                                                                  25,045                               21,224
                                                                            --------------                        -------------
    Total current liabilities                                              $        61,789                      $        54,003

Long-term debt                                                                      10,822                               10,463
Other long-term liabilities                                                          5,786                                5,822
Accrued postretirement benefit cost                                                 44,699                               46,916

Stockholders' equity
  Common stock - $ .01 par value.  Authorized
  25,000,000 shares; issued 5,797,740 and
  5,735,740 shares, respectively                        $        28,346                       $       28,171
  Retained deficit                                              (48,873)                             (46,123)
                                                          -------------                        -------------
                                                        $       (20,527)                      $      (17,952)

Less:  Unamortized value of restricted stock                         60                                   52
           Treasury stock, at cost, 9,171 and 8,044
             shares, respectively                                    60                                   55
           Other comprehensive income:
             Foreign currency translation adjustments               988                                1,009
             Minimum pension liability adjustment                   295            (21,930)              295            (19,363)
                                                          -------------     --------------     -------------      -------------
                                                                           $       101,166                      $        97,841

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     ($000)



                                                                                                        NINE MONTHS ENDED
                                                                                                  July 2,                July 4,
                                                                                                   2000                   1999
                                                                                               -------------          -------------

 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                        $        (1,363)       $         4,651

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                                                                (2,646)                (4,631)
  PROCEEDS FROM SALE OF EQUIPMENT                                                                          0                  2,585
  PROCEEDS FROM SALE OF UNITED KINGDOM SUBSIDIARY                                                          0                  3,244
                                                                                               -------------          -------------
    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                              (2,646)                 1,198
                                                                                               -------------          -------------

FINANCING ACTIVITIES:
  TERM LOAN ADVANCE                                                                                    3,000                      0
  NET BORROWINGS (PAYMENTS) UNDER REVOLVING CREDIT AGREEMENTS                                          3,821                   (192)
  PRINCIPAL PAYMENTS UNDER TERM LOANS                                                                 (2,641)                (3,205)
  OTHER                                                                                                   (5)                    26
                                                                                               -------------          -------------
    NET CASH PROVIDED BY (USED FOR) financing activities                                               4,175                 (3,371)
                                                                                               -------------          -------------

NET INCREASE IN CASH                                                                                     166                  2,478

BEGINNING CASH                                                                                           401                    251
                                                                                               -------------          -------------

ENDING CASH                                                                                  $           567        $         2,729

SUPPLEMENTAL DISCLOSURES:
  INTEREST PAID                                                                              $         2,463        $         2,395
                                                                                               =============          =============

  INCOME TAXES PAID, NET OF REFUNDS RECEIVED                                                 $           (87)       $             7






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

2. The results of operations for the nine-month period ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

3. As a result of an Amendment to the 1999 National-Standard Company Form 10-K filed March 20, 2000, the retained deficit and foreign currency translation adjustment has changed as compared to that which was previously filed in the Consolidated Balance Sheet.

                   NATIONAL-STANDARD COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal year 2000 were $40.0 million, compared to $41.6 million for the same period last year, a decline of 3.8%, while net sales for the nine-month period ended July 2, 2000 were $121.0 million, compared to $144.3 million for the nine-month period of fiscal year 1999, a decline of 16.1%. Included in last year's sales for the nine-month period are $10.5 million from the Company's former Kidderminster, United Kingdom facility and $1.7 million from the divested non-air bag wire cloth product line sold in 1999. Gross profit percentages were 13.1% and 12.3%, respectively, for the current three- and nine-month periods, compared to 13.6% and 13.2%, respectively, for the same periods last year.

Sales of engineered products for the three- and nine-month periods decreased approximately 4.5% and 15.1% from last year, excluding the divested product lines. The decline is due primarily to lower unit prices for new air bag inflator filter constructions. Sales of wire products declined 3.8% and 5.7% over the same time periods last year. The wire declines were largely attributable to lower selling prices and weld wire sales lost due to the closure of the Canadian facility last year. Several major initiatives were put in place by the Company to both recover lost sales in weld wire and generate new business. During the first half of fiscal year 2000, the Company began adding new marketing staff to better serve its customers. Additionally, in the past two quarters, the Company has built weld wire inventory to further improve delivery performance and transition to shipments from newly created warehouse stock in existing National-Standard facilities.

Net income for the third quarter of fiscal year 2000 was $0.6 million or 10 cents per diluted share versus a net income of $2.4 million or 40 cents per diluted share for the same period last year. Included in last year's third quarter net income is a $.7 million post-retirement benefit gain related to changes in the Company's retiree health benefits that were made in 1998. The remaining decrease in income from last year's third quarter is largely attributable to lower than planned sales volume in some of the Company's higher margin products.

For the first nine months of fiscal year 2000, the Company had a net loss of $2.8 million or 48 cents per diluted share versus a net income of $4.9 million or 86 cents per diluted share in the same period last year. This year's results include a $1.3 million charge to realign organizational responsibilities and a $1.5 million charge to reserve for the uncollectibility of a note receivable from the Company's former facility in Kidderminster, United Kingdom. Both charges were taken in the first quarter.

Interest expense of $0.9 million and $2.5 million increased 19% in the current three-month period and decreased 7% in the current nine-month period from the same periods last year. The increase in the current three-month period is attributable to a higher level of borrowings for the third quarter this year compared to the third quarter last year. The decrease in the nine-month period is due primarily to a lower level of average borrowings over the entire nine months this year, compared to the same period last year, as the Company had approximately $3.5 million of debt from the facility in Kidderminster, United Kingdom, prior to its sale in March 1999.

The Company remains in a tax operating loss carryforward position in the United States and Canada.

LIQUIDITY AND CAPITAL RESOURCES

Total borrowings increased $4.2 million during the nine-month period, primarily to meet working capital requirements.

The Company's credit facility provides for up to $55.0 million in revolving credit facilities, term loans and a line of credit for future capital expenditures. During the first quarter of fiscal 2000, the Company renewed its credit facility, originally entered into in 1994, to December 28, 2002. The loans are secured by substantially all of the Company's assets.

During the third quarter, the Company experienced liquidity difficulties. Such difficulties were due to the previously mentioned price pressures and the failure of the Company to meet sales forecasts. This limited the Company's ability to make additional borrowings under its revolving credit facility. Access is based on a percentage of qualified accounts receivable and inventory.

On June 26, 2000, the Company entered into a definitive merger agreement with Heico Holding, Inc. and NS Acquisition Corp., providing for Heico to acquire all of the outstanding shares of common stock of the Company for $1.00 per share in cash, or approximately $5.8 million. Under the terms of the agreement, NS Acquisition Corp. commenced a cash tender offer to purchase all outstanding common shares of National- Standard at $1.00 per share. The tender offer expired on August 4, 2000 at 12:00 midnight, New York City time. Based on information provided by EquiServe Trust Company, as of such time, 4,721,759 shares of the Company's common stock had been tendered, including approximately 36,960 shares tendered by notice of guaranteed delivery. After giving effect to the results of the tender offer, Heico will own approximately 81.5% of the total shares of the Company outstanding. Following the completion of the tender offer and subject to the conditions set forth in the merger agreement, NS Acquisition Corp. will be merged into the Company and each remaining common share of the Company will be converted into the right to receive $1.00 in cash.

Following the announcement that the Company had entered into the merger agreement, the Company obtained in July an additional $2.5 million short-term credit facility from its senior lender that is intended to meet the Company's short-term operating needs. Borrowings available under the facility will be reduced throughout the month of September 2000, and the facility terminates September 30, 2000. As the amount available under such facility is reduced, there can be no assurance that the Company will have or be able to obtain other sources of funding sufficient to meet its short-term operating needs pending the completion of the merger.

RESTRUCTURING AND IMPAIRMENTS

The Company's consolidation of its North American wire manufacturing operations that had begun during 1998 continued in 1999. In fiscal year 1998, the Company closed its Guelph, Ontario facility and relocated certain equipment to the Stillwater, Oklahoma and Niles, Michigan facilities incurring a restructuring charge of $4.8 million. The $4.8 million charge included $2.9 million for benefits relating to the termination of 93 employees, $1.4 million for a write-down of idled equipment, and $0.5 million of lease and environmental project costs which have no future benefit as a result of the Guelph closure. In fiscal 1999, the Company incurred $2.1 million of cash outlays relating to the Guelph closure, $1.9 million of which related to the employee terminations. The remaining liability at the end of fiscal 1999 was approximately $0.7 million. Cash outlays and non-cash adjustments of $0.4 million during the first nine months of fiscal year 2000 reduced the liability at the end of June 2000 to approximately $0.3 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three-month period ended July 2, 2000. For additional information, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements under Management's Discussion and Analysis of Financial Condition and Results of Operations relating to initiatives to recover lost sales and generate new business, building and use of warehouse stock, adequate funding for short-term operating needs, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, changes in economic conditions, changes in the availability of or the interest rates on the Company's term loans and credit lines, the impact of competitive pricing and products, industry overcapacity, and availability and cost of raw materials. The Company does not intend to update these forward looking statements.

Part II.    OTHER INFORMATION
            -----------------

            Item 5. Other Information

            Shareholders wishing to bring a proposal before the 2001 Annual Meeting of Shareholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the principal executive offices in Niles, Michigan by no later than November 26, 2000.

            Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  (2) Agreement and Plan of Merger, dated as of June 26, 2000, by and among the Company, Heico Holding, Inc., and NS Acquisition Corp. (incorporated by reference to Exhibit (a)(5)(iv) to the Schedule TO of Heico Holding, Inc. and NS Acquisition Corp., filed on July 10, 2000)
                  (10)
                  (b)
                  (vii) Seventh Amendment to Amended and Restated Loan and Security Agreement
                  (27)   Financial Data Schedule

            (b) A Form 8-K (Item 5) was filed on June 27, 2000 announcing that National-Standard Company and Heico Holding, Inc. had entered into an Agreement and Plan of Merger.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL-STANDARD COMPANY
                                     Registrant



Date        August 15, 2000           /s/ R. B. Kalich
     -----------------------------   -----------------
                                     R. B. Kalich
                                     President and Chief Executive Officer


Date        August 15, 2000           /s/ M. K. Conn
     -----------------------------   ---------------
                                     M. K. Conn
                                     Vice President, Finance and Administration